Form 10-Q
period 2010-09-30
PinstripesNYC, Inc.
filed 2010-11-26
CIK 1498232

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54078

PinstripesNYC, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2447426
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Maxim Group LLC, 405 Lexington Avenue, New York, NY 10174
(Address of principal executive offices)

(212) 895-3863
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 24, 2010.

PINSTRIPESNYC, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

WAGNER & ZWERMAN LLP	Mark Wagner, CPA
Andrew M. Zwerman, CPA
Certified Public Accountants	Vincent J. Preto, CPA

450 Wireless Boulevard, Hauppauge, NY 11788
(631) 777-1000 Fax (631) 777-1008
Email: staff@wzcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
PinstripesNYC, Inc.
New York, NY

We have reviewed the accompanying balance sheet of PinstripesNYC, Inc. (a development stage company) as of September 30, 2010, and the related statements of income for the three-month and six-month periods ended September 30, 2010, and for the period from January 4, 2010 (inception) to September 30, 2010, and the related statements of stockholder’s equity and cash flows for the six months ended September 30, 2010 and for the period from January 4, 2010 (inception) to September 30, 2010. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PinstripesNYC, Inc. as of March 31, 2010, and the related statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated July 8, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WAGNER & ZWERMAN LLP
Certified Public Accountants
Hauppauge, NY
November 1, 2010

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2010
	(Unaudited)	March 31, 2010

ASSETS

CURRENT ASSETS
Cash	$12,534	$-

Total current assets	12,534	-

TOTAL ASSETS	$12,534	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accrued expenses	$5,538	$-

Total current liabilities	5,538	-

TOTAL LIABILITIES	5,538	-

STOCKHOLDER'S EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,000,000 issued and outstanding	500	-
Additional paid-in capital	24,500	-
Accumulated deficit during development stage	(18,004)	-

Total stockholder's equity	6,996	-

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,534	$-

The accompanying notes are an integral part of these financial statements

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND
FROM JANUARY 4, 2010 (INCEPTION) TO SEPTEMBER 30, 2010

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010	From Inception to September 30, 2010

Revenues	$-	$-	$-

General and administrative expenses	9,396	18,004	18,004

Net (loss) before income taxes	(9,396)	(18,004)	(18,004)

Provision for income taxes:
Federal	-	-	-
State	-	-	-

Net (loss)	$(9,396)	$(18,004)	$(18,004)

Basic net (loss) per common share	$(0.002)	$(0.004)	$(0.006)

Weighted average number of common shares outstanding	5,000,000	4,166,667	2,777,778

The accompanying notes are an integral part of these financial statements

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND
FROM JANUARY 4, 2010 (INCEPTION) TO SEPTEMBER 30, 2010

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - January 4, 2010	-	$-	-	$-	$-	$-	$-

Net income	-	-	-	-	-	-	-

Balance - March 31, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued on April 29, 2010 at $0.005 per share	-	-	5,000,000	500	24,500	-	25,000

Net income (loss)	-	-	-	-	-	(18,004)	(18,004)

Balance - September 30, 2010	-	$-	5,000,000	$500	$24,500	$(18,004)	$6,996

The accompanying notes are an integral part of these financial statements

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010
AND FROM JANUARY 4, 2010 (INCEPTION) TO SEPTEMBER 30, 2010

	Six Months Ended September 30, 2010	From Inception to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(18,004)	$(18,004)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accrued expenses	5,538	5,538
Net cash (used in) operating activities	(12,466)	(12,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	25,000
Net cash provided by financing activities	25,000	25,000

Net increase in cash	12,534	12,534

Cash, at beginning of period	-	-

Cash, at end of period	$12,534	$12,534

The accompanying notes are an integral part of these financial statements

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1:  HISTORY

PinstripesNYC, Inc. (the Company), a development stage company, was incorporated under the laws of the State of Delaware on January 4, 2010.  The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC”), Development Stage Enterprises.  The Company has selected March 31st as its fiscal year end.  The Company is currently devoting its efforts to locating merger candidates.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of the major accounting policies is presented to assist the reader in evaluating the financial statements and other data contained herein.

GOING CONCERN AND PLAN OF OPERATIONS
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has very little working capital, and has not earned any revenues from operations to date.  These conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INCOME TAXES
The Company accounts for income taxes under the asset and liability method in accordance with FASB ASC 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

BASIC NET LOSS PER COMMON SHARE
Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted loss per share consists of the weighted average number of common shares outstanding plus the dilutive effects of operations and warrants calculated using the treasury stock method.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and assumptions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has adopted all applicable recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3:  STOCKHOLDER’S EQUITY

COMMON STOCK
The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001 per share.  Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholder’s meetings for all purposes, including the election of directors.  The Common Stock does not have cumulative voting rights. On April 30, 2010, the Company issued 5,000,000 shares for $25,000.

PREFERRED STOCK
The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001 per share.  The Preferred Stock of the Corporation shall be issued by the Board of Directors of the Corporation in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Corporation may determine, from time to time.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(CONTINUED)

NOTE 4:  RELATED PARTY TRANSACTIONS

Office space is provided by Maxim Group LLC who subleases the premises from Maxim Partners LLC (Partners).  Partners is the sole member of the stockholder of the Company.  The Company’s Secretary is also the Chief Financial Officer of Maxim Group LLC.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

On June 3, 2010, the Company entered into an agreement with a law firm in connection with the Company’s registration with the Securities and Exchange Commission.  The agreement called for a fee of $3,750 to be paid upon submission of the Company’s Form 10 registration statement, which was satisfied in August 2010. An additional fee of $3,750 is to be paid upon the effectiveness of that registration (see Note 6).

NOTE 6:  SUBSEQUENT EVENTS

On October 11, 2010, the Company’s Form 10 registration statement filed with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934 was deemed effective.  The Company became a public reporting company as of that date.

On October 26, 2010, the Company filed Form 10A with the SEC in response to the SEC’s comments on the Company’s original Form 10 filing on August 11, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of PinstripesNYC, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on January 4, 2010 (Inception) and maintains its principal executive office at c/o Maxim Group LLC, 405 Lexington Avenue, New York, NY 10174.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Share Exchange.  In the event the Company does not consummate the transactions contemplated by the Share Exchange the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $12,534 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is not selected, in the event the Share Exchange is not consummated, may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $12,534 comprised exclusively of cash.  The Company had no assets as of March 31, 2010.  The Company’s current liabilities as of September 30, 2010 totaled $5,538, comprised exclusively of accrued expenses.  The Company had no current liabilities as of March 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2010	For the period from January 4, 2010 (Inception) to September 30, 2010
Net Cash (Used in) Operating Activities	$(12,466)	$(12,466)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$25,000	$25,000
Net Increase in Cash	$12,534	$12,534

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 4, 2010 (Inception), through September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended September 30, 2010, the Company had a net loss of $9,396 and $18,004, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 in August of 2010.

For the period from January 4, 2010 (Inception) to September 30, 2010, the Company had a net loss of $18,004, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in August of 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.              Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 4, 2010.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 11, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINSTRIPESNYC, INC.

Dated: November 24, 2010	By:	/s/ Clifford Teller
Clifford Teller
President and Director
Principal Executive Officer
Principal Financial Officer