Form 10-Q
period 2010-12-31
PinstripesNYC, Inc.
filed 2011-02-14
CIK 1498232

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54078

PinstripesNYC, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2447426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐
(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 14, 2011.

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
New York, NY

We have reviewed the accompanying balance sheet of PinstripesNYC, Inc. (a development stage company) as of December 31, 2010, and the related statements of income for the three-month and nine-month periods ended December 31, 2010, and for the period from January 4, 2010 (inception) to December 31, 2010, and the related statements of stockholder’s equity and cash flows for the nine months ended December 31, 2010 and for the period from January 4, 2010 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WAGNER & ZWERMAN LLP

WAGNER & ZWERMAN LLP
Certified Public Accountants
Hauppauge, NY
January 24, 2011

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2010
	(Unaudited)	March 31, 2010

ASSETS

CURRENT ASSETS
Cash	$12,039	$-
Prepaid expenses	5,000	-

Total current assets	17,039	-

TOTAL ASSETS	$17,039	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,000	$-

Total current liabilities	10,000	-

TOTAL LIABILITIES	10,000	-

STOCKHOLDER'S EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,000,000 issued and outstanding	500	-
Additional paid-in capital	44,500	-
Accumulated deficit during development stage	(37,961)	-

Total stockholder's equity	7,039	-

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,039	$-

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND
FROM JANUARY 4, 2010 (INCEPTION) TO DECEMBER 31, 2010

	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010	From Inception to December 31, 2010

Revenues	$-	$-	$-

General and administrative expenses	19,957	37,961	37,961

Net (loss) before income taxes	(19,957)	(37,961)	(37,961)

Provision for income taxes:
Federal	-	-	-
State	-	-	-

Net (loss)	$(19,957)	$(37,961)	$(37,961)

Basic net (loss) per common share	$(0.004)	$(0.009)	$(0.011)

Weighted average number of common shares outstanding	5,000,000	4,444,444	3,333,333

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND
FROM JANUARY 4, 2010 (INCEPTION) TO DECEMBER 31, 2010

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - January 4, 2010	-	$-	-	$-	$-	$-	$-

Net income	-	-	-	-	-	-	-

Balance - March 31, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued on April 29, 2010 at $0.005 per share	-	-	5,000,000	500	24,500	-	25,000

Paid-in capital, October 22, 2010	-	-	-	-	20,000	-	20,000

Net income (loss)	-	-	-	-	-	(37,961)	(37,961)

Balance - December 31, 2010	-	$-	5,000,000	$500	$44,500	$(37,961)	$7,039

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
AND FROM JANUARY 4, 2010 (INCEPTION) TO DECEMBER 31, 2010

	Nine Months Ended December 31, 2010	From Inception to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(37,961)	$(37,961)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) in prepaid expenses	(5,000)	$(5,000)
Increase in accounts payable and accrued expenses	10,000	10,000
Net cash (used in) operating activities	(32,961)	(32,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	25,000
Additional paid-in capital	20,000	20,000
Net cash provided by financing activities	45,000	45,000

Net increase in cash	12,039	12,039

Cash, at beginning of period	-	-

Cash, at end of period	$12,039	$12,039

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

INCOME TAXES
The Company accounts for income taxes under the asset and liability method in accordance with FASB ASC 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

BASIC NET LOSS PER COMMON SHARE
Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted loss per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.

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

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(CONTINUED)

NOTE 4:  RELATED PARTY TRANSACTIONS

Office space is provided by Maxim Group LLC.  The majority member of Maxim Group LLC is the sole member of the stockholder of the Company. The Company’s Secretary is also the Chief Financial Officer of Maxim Group LLC.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

The Company has engaged the services of a law firm to facilitate a private placement offering of common stock to accredited investors. The Company and the law firm have agreed to a flat fee of $8,333, of which $4,166 has been paid to date.  As of the date of these financial statements, no placement has occurred.

NOTE 6:  SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred through February 14, 2011 which is the date the financial statements were issued, for possible disclosure and recognition in the financial statements and has determined no additional disclosures were required.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $12,039 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 went effective, our management has not had any contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of December 31, 2010, the Company had assets equal to $17,039, comprised exclusively of cash and prepaid expenses.  The Company had no assets as of March 31, 2010.  The Company’s current liabilities as of December 31, 2010 totaled $10,000, comprised exclusively of accounts payable and accrued expenses.  The Company had no current liabilities as of March 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2010	For the period from January 4, 2010 (Inception) to December 31, 2010
Net Cash (Used in) Operating Activities	$(32,961)	$(32,961)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$45,000	$45,000
Net Increase in Cash	$12,039	$12,039

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 4, 2010 (Inception), through December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended December 31, 2010, the Company had a net loss of $19,957 and $37,961, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 in August of 2010 and the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed in November of 2010.

For the period from January 4, 2010 (Inception) to December 31, 2010, the Company had a net loss of $37,961, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2010, and the filing of the Company’s Quarterly Report on Form 10-Q.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 4, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 11, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINSTRIPESNYC, INC.

Dated: February 14, 2011	By:	/s/ Clifford Teller
Clifford Teller
President and Director
Principal Executive Officer
Principal Financial Officer