Form 10-K
period 2011-03-31
PinstripesNYC, Inc.
filed 2011-06-29
CIK 1498232

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54078
_______________________________________________

PinstripesNYC, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	27-2447426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Maxim Group LLC, 405 Lexington Avenue, New York, NY 10174 (Address of principal executive offices)
(212) 895-3863 (Registrant’s telephone number, including area code)

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of March 31, 2011, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 28, 2011, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of PinstripesNYC, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.   Description of Business.

PinstripesNYC, Inc. (“we”, “us”, “our” or the "Company") was incorporated in the State of Delaware on January 4, 2010 (Inception). Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected March 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)          Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)         Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)         Strength and diversity of management, either in place or scheduled for recruitment;

         (d)         Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)         The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)          The extent to which the business opportunity can be advanced; and

         (g)         The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified  any third parties that it may engage, except that Maxim Group LLC (“Maxim Group”), a registered broker-dealer and FINRA member, may assist the Company with due diligence in identifying a business combination target.  The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may be vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.  However, if we do, at present, we contemplate that at least one of the third parties who may introduce business combinations to us may be Maxim Group. Clifford Teller, our President and a director, is an Executive Managing Director of Maxim Group.  Our Secretary also serves as the Chief Financial Officer of Maxim Group.  There are currently no agreements or preliminary agreements or understandings between us and Maxim Group.  Any finders fees paid to Maxim Group will be comparable with unaffiliated third party fees.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependant on whether any opportunities are presented by the sources that we contact.  Due to our management’s affiliation with Maxim Group, we expect that Maxim Group will assist the Company in identifying a business combination target for us.  We currently do not have any agreements or preliminary agreements or understandings between us and Maxim Group.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company.  The specific costs may be estimated once the Company identifies a business combination target.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred. The Company has not established a timeline with respect to the identification of a business combination target.  We expect that the Company’s management, through its management positions within Maxim Group, will use its contacts and business relationships to identify a business combination target for the Company.

We presently have no employees apart from our management. Our officers and director are engaged in outside business activities and are employed on a full-time basis by certain affiliated companies including Maxim Kelyfos LLC, our sole stockholder and Maxim Group. Our officers and director will be dividing their time amongst these entities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of the Company and believe that it will be able to devote the time required to consummate a business combination transaction as necessary.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.    Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no charge.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.    Legal Proceedings.

There are presently no pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.    Removed and Reserved.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of June 28, 2011, there was one (1) holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

                    The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2011.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $5,822 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $9,322, comprised exclusively of cash.  This compares with no assets as of March 31, 2010.  As of March 31, 2011, the Company has current liabilities equal to $2,000, comprised exclusively of accrued expenses. This compares with no liabilities as of March 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2011 and 2010 and for the cumulative period from January 4, 2010 (Inception) to March 31, 2011:

	Fiscal Year Ended March 31, 2011	Fiscal Year Ended March 31, 2010	For the Cumulative Period from January 4, 2010 (Inception) to March 31, 2011
Net Cash (Used in) Operating Activities	$(39,178)	$-	$(39,178)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$45,000	$-	$45,000
Net Increase in Cash and Cash Equivalents	$5,822	$-	$5,822

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 4, 2010 (Inception) to March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2011, the Company had a net loss of $37,678, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from January 4, 2010 (Inception) to March 31, 2010, the Company had no net loss.

For the cumulative period from January 4, 2010 (Inception) to March 31, 2011, the Company had a net loss of $37,678, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10 in August of 2010 and the filing of the Company’s periodic reports.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.    Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

PAGE

Report of Independent Registered Public Accounting Firm	F-2,3

Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Changes in Stockholder’s Equity	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8-11

WAGNER & ZWERMAN LLP Certified Public Accountants	Mark Wagner, CPA Andrew M. Zwerman, CPA Vincent J. Preto, CPA 450 Wireless Boulevard, Hauppauge, NY 11788 (631) 777-1000 Fax (631) 777-1008 Email: staff@wzcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PinstripesNYC, Inc.
New York, NY

We have audited the accompanying balance sheets of PinstripesNYC, Inc. (a development stage company) as of March 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2011, the period from January 4, 2010 (inception) to March 31, 2010, and the period from January 4, 2010 (inception) to March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PinstripesNYC, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended March 31, 2011, the period from January 4, 2010 (inception) to March 31, 2010, and the period from January 4, 2010 (inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

WAGNER & ZWERMAN LLP
Certified Public Accountants

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

/s/ Wagner & Zwerman LLP WAGNER & ZWERMAN LLP Certified Public Accountants Hauppauge, NY June 15, 2011

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2011	March 31, 2010

ASSETS

CURRENT ASSETS
Cash	$5,822	$-
Prepaid expenses	3,500	-

Total current assets	9,322	-

TOTAL ASSETS	$9,322	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$2,000	$-

Total current liabilities	2,000	-

TOTAL LIABILITIES	2,000	-

STOCKHOLDER'S EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,000,000 issued and outstanding	500	-
Additional paid-in capital	44,500	-
Accumulated deficit during development stage	(37,678)	-

Total stockholder's equity	7,322	-

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,322	$-

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended March 31, 2011	From Inception to March 31, 2010	From Inception to March 31, 2011

Revenues	$-	$-	$-

General and administrative expenses	37,678	-	37,678

Net (loss) before income taxes	(37,678)	-	(37,678)

Provision for income taxes:
Federal	-	-	-
State	-	-	-

Net (loss)	$(37,678)	$-	$(37,678)

Basic net (loss) per common share	$(0.008)	$-	$(0.010)

Weighted average number of common shares outstanding	4,583,333	-	3,666,667

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - January 4, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Net (loss)	-	-	-	-	-	-	-

Balance - March 31, 2010	-	$-	-	$-	$-	$-	$-

Issuance of 5,000,000 shares of
common stock on April 30, 2010
for $0.005 cash per share	-	-	5,000,000	500	24,500	-	25,000

Additional capital provided
by stockholder on October 11, 2010
(no shares issued)	-	-	-	-	20,000	-	20,000

Net (loss)	-	-	-	-	-	(37,678)	(37,678)

Balance - March 31, 2011	-	$-	5,000,000	$500	$44,500	$(37,678)	$7,322

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2011	From Inception to March 31, 2010	From Inception to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(37,678)	$-	$(37,678)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
(Increase) in prepaid expenses	(3,500)	-	(3,500)
Increase in accounts payable	2,000	-	2,000
Net cash (used in) operating activities	(39,178)		(39,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	25,000	-	25,000
Additional capital provided by stockholder	20,000	-	20,000
Net cash provided by financing activities	45,000	-	45,000

Net increase in cash	5,822	-	5,822

Cash, at beginning of period	-	-	-

Cash, at end of period	$5,822	$-	$5,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

Accounting principles generally accepted in the United States of America require Company management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service.  The Company has concluded that as of March 31, 2011, there are no uncertain tax positions taken or expected to be taken that would require recognition of al liability or asset disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

BASIC NET LOSS PER COMMON SHARE
Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted loss per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.

SUBSEQUENT EVENTS
The Company has evaluated events and transactions that occurred through June 15, 2011 which is the date the financial statements were available to be issued, for possible disclosure and recognition in the financial statements and has determined no additional disclosures were required.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

(CONTINUED)

NOTE 5:  INCOME TAXES

No provision or benefit for Federal or state income taxes has been included in the financial statements because the Company has sustained cumulative losses since inception and has available to it net operating loss carryforwards to off set future taxable income. Such net operating loss carryforwards have been recorded as deferred tax assets amounting to $15,100; however, the Company has recorded a 100% valuation allowance to off set any benefit associated with these carryforwards.  Management feels that it is more likely than not that the Company will not realize the tax benefits associated with these carryforwards.  There are no other differences between the book and tax bases of assets or liabilities which would give rise to deferred tax assets or liabilities, nor are there any other differences between book and taxable income.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

The Company has engaged the services of a law firm to facilitate a private placement offering of common stock to accredited investors. The Company and the law firm have agreed to a flat fee of $8,333, of which $4,166 has been paid to date.  As of the date of these financial statements, no placement has occurred.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

As of March 31, 2011, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Clifford Teller	43	President and Director
Timothy Murphy	50	Secretary

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Clifford Teller, the Company’s President and a director since inception, has served as the Executive Managing Director of Maxim Group LLC, an investment banking securities and investment management firm since 2002.  Prior to joining Maxim Group, Mr. Teller founded Momentum Media Capital, a private equity fund focused on financing Hispanic media companies. From 1997 to 2000 he was a Partner and Senior Vice President at BlueStone Capital Partners, LP responsible for managing the corporate finance group, with a focus on emerging growth companies. Prior to 1997, Mr. Teller began his career at Chase Securities Corporation, previously Chemical Bank, where he completed its management training program and worked in the corporate finance group servicing emerging growth and middle market companies. Mr. Teller also serves as President and Director of PinstripesNY, Inc. and PinstripesNYS, Inc., each of which are publicly reporting blank check companies.  He received his MBA in Finance from Fordham University, and holds a BA in Accounting and Business Administration from the State University of New York at Albany.

Timothy Murphy, the Company’s Secretary since inception, has served as the Chief Financial Officer of Maxim Group LLC since April of 2002.  From July 1998 to March 2002, Mr. Murphy served as the Vice President and Controller of Investec Ernst & Company and was a permanent member of its Executive Management and Credit Committee.  From 1995 to 1998, Mr. Murphy served as the Chief Financial Officer of BBV Securities.  From 1989 to 1995, he served as Controller of Dresdner Securities (USA), Inc.. Previous to that, Mr. Murphy worked with Robb, Peck & McCooey, one of the NYSE's largest floor specialists. Mr. Murphy began his career in the Asset Management division of Merrill Lynch in 1983. Mr. Murphy also serves as Secretary of PinstripesNY, Inc. and PinstripesNYS, Inc., each of which are publicly reporting blank check companies. He received his BS in Accounting from LaSalle University in Philadelphia.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

(e)  Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
PinstripesNY, Inc., PinstripesNYS, Inc.	August 11, 2010 August 11, 2010	October 11, 2010 October 11, 2010	000-54077 000-54079	None. None.	Mr. Teller has served as the President and sole director of these companies since inception. Mr. Murphy has served as the Secretary of these companies since inception.

Compliance with Section 16(a) of the Exchange Act

              Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended March 31, 2011 and 2010 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Clifford Teller President and Director	2011 2010	None None	None None	None None	None None	None None

Timothy Murphy Secretary	2011 2010	None None	None None	None None	None None	None None

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s officers and directors have not received any cash or other compensation since inception. He will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar function, and therefore does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of June 28, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Maxim Kelyfos LLC c/o Maxim Group LLC 99 Sunnyside Blvd. Woodbury, NY 11797	5,000,000	100%

Maxim Partners LLC (1) c/o Maxim Group LLC 99 Sunnyside Blvd. Woodbury, NY 11797	5,000,000(2)	100%

MJR Holdings LLC (3) c/o Maxim Group LLC 99 Sunnyside Blvd. Woodbury, NY 11797	3,591,000(4)	71.82%

Clifford A. Teller (5) c/o Maxim Group LLC 405 Lexington Avenue New York, NY 10174	5,000,000(6)	100%

Timothy Murphy (7) c/o Maxim Group LLC 405 Lexington Avenue New York, NY 10174	0	0%

Michael Rabinowitz c/o Maxim Group LLC 405 Lexington Avenue New York, NY 10174	3,591,000(8)	71.82%

All Directors and Officers as a Group (2 individuals)	5,000,000	100%

________

(1)	Maxim Partners LLC (“Maxim Partners”) owns 100% of the outstanding membership interests of Maxim Kelyfos LLC (“Maxim Kelyfos”), thereby making it the parent company of Maxim Kelyfos.
(2)
Represents the 5,000,000 shares of Common Stock owned of record by Maxim Kelyfos. As the parent company of Maxim Kelyfos, Maxim Partners may be deemed to beneficially own the shares of Common Stock held by Maxim Kelyfos.

(3)
MJR Holdings LLC (“MJR Holding”) owns 71.82% of the outstanding membership interests of Maxim Partners, thereby making it the parent company of Maxim Partners, LLC, the parent company of Maxim Kelyfos.

(4)
Represents 3,591,000 of the 5,000,000 shares of Common Stock owned of record by Maxim Kelyfos. MJR Holdings may be deemed to beneficially own up to 71.82% of the shares of Common Stock of the Company owned by Maxim Kelyfos. Such percentage represents MJR Holdings’ ownership interest in Maxim Partners, the parent company of Maxim Kelyfos.

(5)	Clifford Teller serves as President and sole director of the Company.
(6)
Represents the 5,000,000 shares of Common Stock owned of record by Maxim Kelyfos.  Mr. Teller is a principal of Maxim Kelyfos and a member of Maxim Partners and may be deemed to beneficially own the shares of Common Stock held by Maxim Kelyfos. Mr. Teller has sole voting and investment control over the shares of Common Stock owned of record by Maxim Kelyfos and as a member of Maxim Partners shares voting and investment control over the shares of Common Stock beneficially owned by Maxin Partners.

(7)
Timothy Murphy serves as Secretary of the Company and also serves as Chief Financial Officer of the Company’s sole shareholder Maxim Kelyfos. Mr. Murphy disclaims beneficial ownership over the shares of Common Stock of the Company owned by Maxim Kelyfos.

(8)
Represents the 3,591,000 of the shares of Common Stock owned of record by Maxim Kelyfos and beneficially by Maxim Partners and MJR Holdings LLC. Mr. Rabinowitz may be deemed to beneficially own the shares of Common Stock owned beneficially by MJR Holdings and has sole voting and investment control of the shares of Common Stock owned beneficially by MJR Holdings.

 (b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company currently utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our sole director, Clifford Teller would not be considered independent as he also serves as the President of the Company.

Item 14.  Principal Accounting Fees and Services

Wagner & Zwerman LLP (“Wagner & Zwerman”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Wagner & Zwerman for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $20,600 and $0 respectively, for the fiscal years ended March 31, 2011 and March 31, 2010.

Audit-Related Fees

There were no fees billed by Wagner & Zwerman for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2011 and March 31, 2010.

Tax Fees

There were no fees billed by Wagner & Zwerman for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2011 and March 31, 2010.

All Other Fees

There were no fees billed by Wagner & Zwerman for other products and services for the fiscal years ended March 31, 2011 and March 31, 2010.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2011

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2011

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on August 11, 2010, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINSTRIPESNYC, INC.

Dated: June 28, 2011	By: /s/ Clifford Teller
Clifford Teller
President and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Clifford Teller	President and Director	June 28, 2011
Clifford Teller