Form 10-K
period 2012-03-31
PinstripesNYC, Inc.
filed 2012-06-26
CIK 1498232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                          to

Commission file number: 000-54079

PinstripesNYC, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	27-2447291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Maxim Group LLC 405 Lexington Avenue New York, New York	10174
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 895-3863

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☒ No ☐

As of June 26, 2012, 5,000,000 shares of the Registrant’s common stock, $0.0001 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

Documents incorporated by reference: none

FORM 10-K

PART I

Item  1.  Business.

PinstripesNYC, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on January 4, 2010.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination with an existing company. The Company has made no efforts to identify a possible business combination and as a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers.  As of the date of this Annual Report, the Company has not entered into any agreement with any party regarding acquisition opportunities for the Company.  The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;
●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
●	Strength and diversity of management, either in place or scheduled for recruitment;
●
Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;
●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's lack of capital to fund the investigation, the Registrant may not discover or adequately evaluate adverse facts about the business to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.  In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified  any third parties that it may engage, except that Maxim Group LLC (“Maxim Group”), a registered broker-dealer and FINRA member, may assist the Company with due diligence in identifying a business combination target.  The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may be vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock, par value $0.0001 per share (the “Common Stock”) or other securities of the Registrant.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The Company does not intend to supply disclosure to stockholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation.  In the event a proposed business combination involves a change in majority of directors of the Company without stockholder approval, the Company will file and provide to stockholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company.  This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholder of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction.  As part of such a transaction, all or a majority of the Registrant’s directors may resign and one or more new directors may be appointed without any vote by the stockholder.

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

The Company intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependant on whether any opportunities are presented by the sources that we contact.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. Due to our management’s affiliation with Maxim Group, we expect that Maxim Group will assist the Company in identifying a business combination target for us.  We currently do not have any agreements or preliminary agreements or understandings between us and Maxim Group. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and are employed on a full-time basis by certain affiliated companies including Maxim Kelyfos, our sole stockholder and Maxim Group.  Our officers and directors anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of the Company.

Item 1A. Risk Factors.

An investment in the Company is highly speculative in nature and involves a high degree of risk. You should consider carefully the following risk factors before investing in our securities. If any of the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected.

Risks Related to our Business

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition which we may be unable to do.

We were incorporated in January 2010 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity, if any. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Our business is difficult to evaluate because we have limited operating history.

As the Company has limited operating history and no revenue or assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has no revenues or earnings from operations since inception. We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We are likely to incur losses.

From inception, January 4, 2010, until March 31, 2012, we have incurred a loss of $60,386 and we expect that we will incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable.

Our business may have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. There is no geographic or industrial limitation on our search for an appropriate business combination. We cannot guarantee that we will be able to negotiate a business combination with any entity on favorable terms.

Limited funds and lack of full-time management make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity and we may not discover or adequately evaluate adverse facts about the target company to be acquired.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources to such opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses, legal fees and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition at which time the success of the acquisition may be dependent on many things out of our control.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has not identified a specific potential acquisition target. Accordingly, an acquisition may not happen.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. Our flexibility in seeking, analyzing and participating in potential business opportunities will be restricted by our limited assets and access to financing. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.  Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure that we will properly ascertain or assess all significant risk factors.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which could adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Any indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

There is competition for those companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a registration statement on Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Exchange Act with the SEC. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time, no more than five hours per week on average, to the Company’s affairs before a suitable target company is identified. Our officers have not entered into a written employment agreement with us and do not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Currently, affiliates of our stockholder are also our officers and directors. However, if in the future shares of our common stock are held by additional members of management not associated with our stockholders, management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. In addition to this, our officers and directors are involved in other business activities and they may be presented with a business opportunity which would pose a conflict of interest with the business of the Company. The Company has not, as of the date hereof, developed a policy to deal with such conflicts. As a result, conflicts of interest can be resolved only through our officers and directors’ exercise of such judgment as is consistent with their fiduciary duties to the Company and they are legally required to make the decision based upon the best interests of the Company and the Company's other stockholders, rather than their own personal pecuniary benefit.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

The Company has no business that produces revenues, however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require that the Company engage legal, accounting and auditing services. The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 required that the Company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, we do not believe we will be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since it is likely that we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Risks Related to our Stockholders and Shares of Common Stock

Our stockholder may have a minority interest in the Company following a business combination and the stockholders of the acquired company would therefore be able to control the election of our board and other major decisions relating to our Company

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholder will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited which would make it harder to sell Common Stock.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement which may preclude you from publicly selling your shares for some time unless they are registered.

Since our shares of Common Stock issued prior to a business combination cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

Currently, our management beneficially owns 100% of all the issued and outstanding Common Stock of the Company and will therefore, effectively control any matters that may be put to a stockholder vote until a significant amount of shares are issued in the future.

An affiliate of our management currently beneficially own and vote 100% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of our Board of Directors;
●	Removal of directors;
●	Amendment to the Company’s Amended and Restated Certificate of Incorporation or bylaws; and
●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder has complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

We have never paid dividends on our Common Stock, do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

We expect to issue additional shares of common stock in our initial business combination, which will result in substantial dilution to the Company’s stockholders.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

We will be deemed a blank check company under Rule 419 of the Securities Act of 1933. In any subsequent offerings, we will have to comply with Rule 419.

We are required to comply with the provisions of Rule 419 of the Securities Act in any registered offering of securities while we are a blank check or shell company. Pursuant to Rule 419 we will be required to deposit all funds in escrow pending the provision of advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of those stockholders to whom such securities were offered. If no response is received from these stockholders within 45 days thereafter, or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419 will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The funds held in escrow may be released to us and the securities may be delivered to the purchaser or other registered holder identified on the deposited securities only after the escrow agent has received both a signed representation from us as well as other evidence acceptable to the escrow agent that we have met the requirements of Rule 419 (e)(1) and (e)(2), and we have consummated an acquisition meeting the requirements of Rule 419 (e)(2)(iii) of the Securities Act. In addition, we are required to advise stockholders of a probable acquisition or when we execute an agreement to acquire a business. We intend to advise stockholders of a business combination by filing a post effective amendment to this registration statement as required by Rule 419.

The possible issuance in the future of preferred stock with preferential rights to the holders of Common Stock could adversely affect the holders of our Common Stock.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board. Accordingly, our Board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred stockholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock. Although we have no present intention to issue any shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no charge.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

To the knowledge of the Company, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

There is no established public trading market for our Common Stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of June 26, 2012, there was one (1) holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities.

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2012.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6.   Selected Financial Data.

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report, and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Overview

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There can be no assurance that the Company will ever consummate a business combination and achieve long-term growth potential or immediate, short-term earnings from any business combination the Company enter into.

Operating Expenses

During the fiscal year ended March 31, 2012 and for the period from January 4, 2010 (inception) through March 31, 2011, we have incurred no expenses other than fees paid to the Company’s U.S securities counsel and independent accounting firm and fees associated with the SEC filings.

Liquidity and Capital Resources

The Company does not currently engage in any business activities that provide cash flow. The Company will be able to conduct its planned operation using currently available capital resources for a minimum of two months. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors. As of the date of the period covered by this report, the Company has $914 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $914, comprised of cash.  This compares with assets equal to $9,322 as of March 31, 2011.  As of March 31, 2012, the Company has current liabilities equal to $800, comprised exclusively of accounts payable. This compares with liabilities equal to $2,000 as of March 31, 2011.   The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2012 and 2011 and for the cumulative period from January 4, 2010 (inception) to March 31, 2012:

	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011	For the Cumulative Period from January 4, 2010 (inception) to March 31, 2012
Net Cash (Used in) Operating Activities	$(20,408)	$(39,178)	$(59,586)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$15,500	$45,000	$60,500
Net (Decrease) Increase in Cash and Cash Equivalents	$(4,908)	$5,822	$914

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 4, 2010 (inception) to March 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2012, the Company had a net loss of $22,708, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from January 4, 2010 (inception) to March 31, 2011, the Company had a net loss of $37,678, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from January 4, 2010 (inception) to March 31, 2012, the Company had a net loss of $60,386, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10 in August of 2010 and the filing of the Company’s periodic reports.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2012

WAGNER & ZWERMAN LLP Certified Public Accountants	Mark Wagner, CPA Andrew M. Zwerman, CPA Vincent J. Preto, CPA 450 Wireless Boulevard, Hauppauge, NY 11788 (631) 777-1000 Fax (631) 777-1008 Email: staff@wzcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
PinstripesNYC, Inc.
New York, NY

We have audited the accompanying balance sheets of PinstripesNYC, Inc. (a development stage company) as of March 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2012 and March 31, 2011, and for the period from January 4, 2010 (inception) to March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PinstripesNYC, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and from January 4, 2010 (inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wagner & Zwerman LLP

Certified Public Accountants
Hauppauge, NY
June 12, 2012

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2012	March 31, 2011

ASSETS

CURRENT ASSETS
Cash	$914	$5,822
Prepaid expenses	-	3,500

Total current assets	914	9,322

TOTAL ASSETS	$914	$9,322

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$800	$2,000

Total current liabilities	800	2,000

TOTAL LIABILITIES	800	2,000

STOCKHOLDER'S EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,000,000 issued and outstanding	500	500
Additional paid-in capital	60,000	44,500
Deficit accumulated during development stage	(60,386)	(37,678)

Total stockholder's equity	114	7,322

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$914	$9,322

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
AND FROM JANUARY 4, 2010 (INCEPTION) TO MARCH 31, 2012

	Year ended March 31, 2012	Year ended March 31, 2011	From Inception to March 31, 2012

Revenues	$-	$-	$-

General and administrative expenses	22,408	37,678	60,086

Net (loss) before income taxes	(22,408)	(37,678)	(60,086)

Provision for income taxes:
Federal	-	-	-
State	300	-	300

Net (loss)	$(22,708)	$(37,678)	$(60,386)

Basic net (loss) per common share	$(0.005)	$(0.008)	$(0.014)

Weighted average number of common shares outstanding	5,000,000	4,583,333	4,259,259

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FROM JANUARY 4, 2010 (INCEPTION) TO MARCH 31, 2012

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - January 4, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Net (loss)	-	-	-	-	-	-	-

Balance - March 31, 2010	-	$-	-	$-	$-	$-	$-

Issuance of 5,000,000 shares of common stock on April 30, 2010 for $0.005 cash per share	-	-	5,000,000	500	24,500	-	25,000

Additional capital provided by stockholder on October 11, 2010 (no shares issued)	-	-	-	-	20,000	-	20,000

Net (loss)	-	-	-	-	-	(37,678)	(37,678)

Balance - March 31, 2011	-	$-	5,000,000	$500	$44,500	$(37,678)	$7,322

Additional capital provided by stockholder on August 9, 2011 (no shares issued)	-	-	-	-	7,500	-	7,500

Additional capital provided by stockholder on February 9, 2012 (no shares issued)	-	-	-	-	3,000	-	3,000

Additional capital provided by stockholder on February 14, 2012 (no shares issued)	-	-	-	-	3,000	-	3,000

Additional capital provided by stockholder on March 7, 2012 (no shares issued)	-	-	-	-	2,000	-	2,000

Net (loss)	-	-	-	-	-	(22,708)	(22,708)

Balance - March 31, 2012	-	$-	5,000,000	$500	$60,000	$(60,386)	$114

 The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
AND FROM JANUARY 4, 2010 (INCEPTION) TO MARCH 31, 2012

	Year Ended March 31, 2012	Year Ended March 31, 2011	From Inception to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(22,708)	$(37,678)	$(60,386)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Decrease (increase) in prepaid expenses	3,500	(3,500)	-
(Decrease) increase in accounts payable and accrued expenses	(1,200)	2,000	800
Net cash (used in) operating activities	(20,408)	(39,178)	(59,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	25,000	25,000
Additional capital provided by stockholder	15,500	20,000	35,500
Net cash provided by financing activities	15,500	45,000	60,500

Net (decrease) increase in cash	(4,908)	5,822	914

Cash, at beginning of period	5,822	-	-

Cash, at end of period	$914	$5,822	$914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

GOING CONCERN AND PLAN OF OPERATIONS

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has very little working capital, and has incurred an aggregate net loss of $60,386 since inception. These conditions raise substantial doubt about its ability to continue as a going concern.

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
MARCH 31, 2012

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

Accounting principles generally accepted in the United States of America require Company management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service.  The Company has concluded that as of March 31, 2012 there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.  Company management believes that the Company’s income tax returns for the years ended March 31, 2010 through 2012 remain subject to examination based on the normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period.

BASIC NET LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period.

SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred through June 12, 2012 which is the date the financial statements were available to be issued, for possible disclosure and recognition in the financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5:  INCOME TAXES

The provision for income taxes includes certain minimum state taxes.  However, no provision or benefit for Federal income taxes has been included in the financial statements because the Company has sustained cumulative losses since inception and has available to it net operating loss carryforwards to offset future taxable income. Such net operating loss carryforwards have been recorded as deferred tax assets amounting to $24,000 and $15,100 at March 31, 2012 and 2011, respectively, however, the Company has recorded a 100% valuation allowance at each date to offset any benefit associated with these carryforwards.  Management feels that it is more likely than not that the Company will not realize the tax benefits associated with these carryforwards.  There are no other differences between the book and tax bases of assets or liabilities which would give rise to deferred tax assets or liabilities, nor are there any other differences between book and taxable income.

NOTE 6:  SUBSEQUENT EVENT

On April 9, 2012, the Company engaged the services of a law firm to act as counsel with respect to ongoing corporate and securities matters, replacing its existing counsel.  The attorneys agreed to receive shares of stock in the Company in lieu of cash as compensation for their services.  Accordingly, the Company is committed to issuing shares equaling up to 20% of the outstanding common stock of the Company at various anniversary dates through May 1, 2014, unless the Company completes a business combination prior to the anniversary dates defined in the agreement.  As of the date of these financial statements, no shares have yet been issued to the attorneys.

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended), as of March 31, 2012, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s Board; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s principal executive officer and principal financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 and concluded that it is effective.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Director Independence

Directors and Executive Officers

Our directors and executive officers as of March 31, 2012 are as follows:

Name	Age	Position
Clifford Teller	44	President and director
Timothy Murphy	51	Secretary

Clifford Teller, the Company’s President and a director since inception, has served as the Executive Managing Director of Maxim Group LLC, an investment banking securities and investment management firm since 2002.  Prior to joining Maxim Group, Mr. Teller founded Momentum Media Capital, a private equity fund focused on financing Hispanic media companies. From 1997 to 2000 he was a Partner and Senior Vice President at BlueStone Capital Partners, LP responsible for managing the corporate finance group, with a focus on emerging growth companies. Prior to 1997, Mr. Teller began his career at Chase Securities Corporation, previously Chemical Bank, where he completed its management training program and worked in the corporate finance group servicing emerging growth and middle market companies. Mr. Teller also serves as President and Director of PinstripesNYC, Inc. and PinstripesNYS, Inc., each of which are publicly reporting blank check companies.  He received his MBA in Finance from Fordham University, and holds a BA in Accounting and Business Administration from the State University of New York at Albany.

Timothy Murphy, the Company’s Secretary since inception, has served as the Chief Financial Officer of Maxim Group LLC since April of 2002.  From July 1998 to March 2002, Mr. Murphy served as the Vice President and Controller of Investec Ernst & Company and was a permanent member of its Executive Management and Credit Committee.  From 1995 to 1998, Mr. Murphy served as the Chief Financial Officer of BBV Securities.  From 1989 to 1995, he served as Controller of Dresdner Securities (USA), Inc.. Previous to that, Mr. Murphy worked with Robb, Peck & McCooey, one of the NYSE's largest floor specialists. Mr. Murphy began his career in the Asset Management division of Merrill Lynch in 1983. Mr. Murphy also serves as Secretary of PinstripesNYC, Inc. and PinstripesNYS, Inc., each of which are publicly reporting blank check companies. He received his BS in Accounting from LaSalle University in Philadelphia.

The directors shall be elected at the annual meeting of the stockholders, and each director so elected shall hold office until his successor is elected and qualified or until his earlier death, resignation or removal.

The Company does not have a standing Audit Committee or the audit committee financial expert. The Company does not believe that the lack of an Audit Committee has had or will have any adverse effect on the Company’s consolidated financial statements, based upon current operations; however, the Board will consider establishing an Audit Committee as the number of directors increases. Until such time the Board of Director will perform the duties of an Audit Committee including delegating an auditor firm and interacting with them.  The Company does not have a Nominating Committee as we have not adopted any procedures by which security holders may recommend nominees to our Board.

As of the date hereof, the Company has no significant employees and there are no family relationships among directors, executive officers or persons nominated or chosen by the issuer to become directors or executive officers.  There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.  As indicated below, members of the management also serve as officers and directors of:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

Item 11. Executive Compensation

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers. The Company’s officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time, no more than five hours per week on average, to our affairs before a suitable target company is identified.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 5,000,000 shares of our common stock outstanding as of June 26, 2012, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Maxim Kelyfos LLC c/o Maxim Group LLC 99 Sunnyside Blvd. Woodbury, NY 11797	5,000,000		100%

Maxim Partners LLC (1) c/o Maxim Group LLC 99 Sunnyside Blvd. Woodbury, NY 11797	5,000,000	(2)	100%

MJR Holdings LLC (3) c/o Maxim Group LLC 99 Sunnyside Blvd. Woodbury, NY 11797	3,657,500	(4)	73.15%

Clifford A. Teller (5) c/o Maxim Group LLC 405 Lexington Avenue New York, NY 10174	5,000,000	(6)	100%

Timothy Murphy (7) c/o Maxim Group LLC 405 Lexington Avenue New York, NY 10174	0		0%

Michael Rabinowitz c/o Maxim Group LLC 405 Lexington Avenue New York, NY 10174	3,657,500	(8)	73.15%

All Directors and Officers as a Group (2 individuals)	5,000,000		100%

(1)	Maxim Partners LLC (“Maxim Partners”) owns 100% of the outstanding membership interests of Maxim Kelyfos LLC (“Maxim Kelyfos”), thereby making it the parent company of Maxim Kelyfos.
(2)
Represents the 5,000,000 shares of Common Stock owned of record by Maxim Kelyfos. As the parent company of Maxim Kelyfos, Maxim Partners may be deemed to beneficially own the shares of Common Stock held by Maxim Kelyfos.

(3)
MJR Holdings LLC (“MJR Holding”) owns 73.15% of the outstanding membership interests of Maxim Partners, thereby making it the parent company of Maxim Partners, LLC, the parent company of Maxim Kelyfos.

(4)
Represents 3,657,500 of the 5,000,000 shares of Common Stock owned of record by Maxim Kelyfos. MJR Holdings may be deemed to beneficially own up to 73.15% of the shares of Common Stock of the Company owned by Maxim Kelyfos. Such percentage represents MJR Holdings’ ownership interest in Maxim Partners, the parent company of Maxim Kelyfos.

(5)	Clifford Teller serves as President and sole director of the Company.
(6)
Represents the 5,000,000 shares of Common Stock owned of record by Maxim Kelyfos.  Mr. Teller is a principal of Maxim Kelyfos and a member of Maxim Partners and may be deemed to beneficially own the shares of Common Stock held by Maxim Kelyfos. Mr. Teller has sole voting and investment control over the shares of Common Stock owned of record by Maxim Kelyfos and as a member of Maxim Partners shares voting and investment control over the shares of Common Stock beneficially owned by Maxim Partners.

(7)
Timothy Murphy serves as Secretary of the Company and also serves as Chief Financial Officer of the Company’s sole shareholder Maxim Kelyfos. Mr. Murphy disclaims beneficial ownership over the shares of Common Stock of the Company owned by Maxim Kelyfos.

(8)
Represents the 3,657,500 of the shares of Common Stock owned of record by Maxim Kelyfos and beneficially by Maxim Partners and MJR Holdings LLC. Mr. Rabinowitz may be deemed to beneficially own the shares of Common Stock owned beneficially by MJR Holdings and has sole voting and investment control of the shares of Common Stock owned beneficially by MJR Holdings.

(b)         The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company currently utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and therefore, the Company is not subject to any director independence requirements. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition our directors would not be considered an independent director.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

Wagner & Zwerman LLP (“Wagner & Zwerman”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Wagner & Zwerman for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $11,540 and $20,600 respectively,   for the fiscal years ended March 31, 2012 and March 31, 2011.

Audit-Related Fees

There were no fees billed by Wagner & Zwerman for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2012 and March 31, 2011.

Tax Fees

There were no fees billed by Wagner & Zwerman for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2012 and March 31, 2011.

All Other Fees

There were no fees billed by Wagner & Zwerman for other products and services for the fiscal years ended March 31, 2012 and March 31, 2011.

Audit Committee’s Pre-Approval Process

            The Board acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012

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

PINSTRIPESNYC, INC.

Dated: June 26, 2012	By:	/s/ Clifford Teller
Clifford Teller
President and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Clifford Teller	President and Director	June 26, 2012
Clifford Teller