Form 10-Q
period 2012-06-30
PinstripesNYC, Inc.
filed 2012-08-14
CIK 1498232

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,344 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2012.

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
New York, NY

We have reviewed the accompanying balance sheet of PinstripesNYC, Inc. (a development stage company) as of June 30, 2012, and the related statements of operations and cash flows for the three-month periods ended June 30, 2012 and 2011, and for the period from January 4, 2010 (Inception) through June 30, 2012, and the statements of changes in stockholder’s (deficiency) equity for the three months ended June 30, 2012 and for the period from January 4, 2010 (Inception) through June 30, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PinstripesNYC, Inc. as of March 31, 2012, and the related statements of operations, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report dated June 12, 2012, we expressed an unqualified opinion on those financial statements.

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

/s/ Wagner & Zwerman LLP

WAGNER & ZWERMAN LLP
Certified Public Accountants
Hauppauge, NY
August 8, 2012

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2012
	(Unaudited)	March 31, 2012

ASSETS

CURRENT ASSETS
Cash	$139	$914
Total current assets	139	914

TOTAL ASSETS	$139	$914

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,378	$800

Total current liabilities	8,378	800

TOTAL LIABILITIES	8,378	800

STOCKHOLDER'S (DEFICIENCY) EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Additional paid-in capital	78,000	60,000
Deficit accumulated during development stage	(86,739)	(60,386)

Total stockholder's (deficiency) equity	(8,239)	114

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY	$139	$914

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
AND FROM JANUARY 4, 2010 (INCEPTION) TO JUNE 30, 2012

	Three Months Ended June 30, 2012 (Unaudited)	Three Months Ended June 30, 2011 (Unaudited)	From Inception to June 30, 2012 (Unaudited)

Revenues	$-	$-	$-

General and administrative expenses	26,353	9,639	86,439

Net (loss) before income taxes	(26,353)	(9,639)	(86,439)

Provision for income taxes:
Federal	-	-	-
State	-	-	300

Net (loss)	$(26,353)	$(9,639)	$(86,739)

Basic net (loss) per common share	$(0.005)	$(0.002)	$(0.020)

Weighted average number of common shares outstanding	5,000,000	5,000,000	4,333,333

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIENCY) EQUITY
FROM JANUARY 4, 2010 (INCEPTION) TO JUNE 30, 2012

						Deficit
						Accumulated	Total
					Additional	During	Stockholder's
	Preferred Stock		Common Stock		Paid-in	Development	(Deficiency)
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - January 4, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Net (loss)	-	-	-	-	-	-	-

Balance - March 31, 2010	-	$-	-	$-	$-	$-	$-

Issuance of 5,000,000 shares of common stock on April 30, 2010 for $0.005 cash per share	-	-	5,000,000	500	24,500	-	25,000

Additional capital provided by stockholder on October 11, 2010 (no shares issued)	-	-	-	-	20,000	-	20,000

Net (loss)	-	-	-	-	-	(37,678)	(37,678)

Balance - March 31, 2011	-	$-	5,000,000	$500	$44,500	$(37,678)	$7,322

Additional capital provided by stockholder on August 9, 2011 (no shares issued)	-	-	-	-	7,500	-	7,500

Additional capital provided by stockholder on February 9, 2012 (no shares issued)	-	-	-	-	3,000	-	3,000

Additional capital provided by stockholder on February 14, 2012 (no shares issued)	-	-	-	-	3,000	-	3,000

Additional capital provided by stockholder on March 7, 2012 (no shares issued)	-	-	-	-	2,000	-	2,000

Net (loss)	-	-	-	-	-	(22,708)	(22,708)

Balance - March 31, 2012	-	$-	5,000,000	$500	$60,000	$(60,386)	$114

Additional capital provided for legal services rendered	-	-	-	-	18,000	-	18,000

Net (loss)	-	-	-	-	-	(26,353)	(26,353)

Balance – June 30, 2012 (Unaudited)	-	$-	5,000,000	$500	$78,000	$(86,739)	$(8,239)

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
AND FROM JANUARY 4, 2010 (INCEPTION) TO JUNE 30, 2012

	Three Months Ended June 30, 2012 (Unaudited)	Three Months Ended June 30, 2011 (Unaudited)	From Inception to June 30, 2012 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(26,353)	$(9,639)	$(86,739)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Non-employee stock compensation	18,000	-	18,000
Decrease in prepaid expenses	-	1,500	-
Increase in accounts payable and accrued expenses	7,578	6,064	8,378
Net cash (used in) operating activities	(775)	(2,075)	(60,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	25,000
Additional capital provided by stockholder	-	-	35,500
Net cash provided by financing activities	-	-	60,500

Net (decrease) increase in cash	(775)	(2,075)	139

Cash, at beginning of period	914	5,822	-

Cash, at end of period	$139	$3,747	$139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$300	$-	$300

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are in the opinion of management necessary for a fair statement of the results of the interim periods presented.

GOING CONCERN AND PLAN OF OPERATIONS
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has very little working capital, and has incurred an aggregate net loss of $86,739, and has a total stockholder’s deficit of $8,239 at June 30, 2012. These conditions raise substantial doubt about its ability to continue as a going concern.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and assumptions.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SHARE BASED PAYMENTS
The Company accounts for share-based payments to non-employees pursuant to FASB ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  ASC 505-50 requires the Company to account for the services provided to it in exchange for equity issued to the service provider at the fair value of the services provided or the fair value of the shares issued, whichever is more reliable.  Note 6 more fully describes these arrangements and the related costs incurred.

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

Accounting principles generally accepted in the United States of America require Company management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service.  The Company has concluded that as of March 31, 2012 and June 30, 2012, there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.  Company management believes that the Company’s income tax returns for the years ended March 31, 2010 through 2012 remain subject to examination based on the normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period.

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

BASIC NET LOSS PER COMMON SHARE
Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period.

SUBSEQUENT EVENTS
The Company has evaluated events and transactions that occurred through August 8, 2012 which is the date the financial statements were available to be issued, for possible disclosure and recognition in the financial statements.

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

PINSTRIPESNYC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

(CONTINUED)

NOTE 4:  RELATED PARTY TRANSACTIONS

Office space is provided by Maxim Group LLC.  The majority member of Maxim Group LLC is the sole member of the sole stockholder of the Company as of June 30, 2012.  The Company’s Secretary is also the Chief Financial Officer of Maxim Group LLC.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:  INCOME TAXES

The provision for income taxes includes certain minimum state taxes.  However, no provision or benefit for Federal income taxes has been included in the financial statements because the Company has sustained cumulative losses since inception and has available to it net operating loss carryforwards to offset future taxable income. Such net operating loss carryforwards have been recorded as deferred tax assets amounting to $25,000 at June 30, 2012 and $24,000 at March 31, 2012.  Additionally, the Company has deferred tax assets totaling $7,300 at June 30, 2012 due to deductible temporary differences.  The Company has recorded a 100% valuation allowance at each date to offset any benefit associated with its deferred tax assets as management feels that it is more likely than not that the Company will not realize these tax benefits.

NOTE 6:  STOCK COMPENSATION

On April 9, 2012, the Company engaged the services of a law firm pursuant to a three year services agreement to act as counsel with respect to ongoing corporate and securities matters.  The agreement requires the Company to issue to the attorneys shares of common stock each year as compensation for their services.  The first issuance of shares occurred on July 1, 2012 when the Company issued 376,344 shares to the attorneys as compensation for their services from April 9, 2012 through April 9, 2013.  The next issuance is to occur on July 1, 2013 in an amount equal to 7% of the then-outstanding shares of stock and the final issuance on July 1, 2014 in an amount equal to 6% of the then-outstanding shares of stock.  All shares, once issued, are fully vested, not restricted, and carry all pertinent rights and privileges afforded to all common shareholders.  Accordingly, the Company recorded stock compensation expense of $18,000 during the quarter ended June 30, 2012, based on the fair value of the services provided during the quarter as this was a more reliable measure of the value of the services provided.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $139 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company had assets equal to $139, comprised exclusively of cash.  This compares with assets of $914 as of March 31, 2012, comprised exclusively of cash.  The Company’s current liabilities as of June 30, 2012 totaled $8,378, comprised of accounts payable and accrued expenses.  This compares with current liabilities of $800 as of March 31, 2012, comprised of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	For the period from January 4, 2010 (Inception) to June 30, 2012
Net Cash (Used in) Operating Activities	$(775)	$(2,075)	$(60,361)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$-	$60,500
Net (Decrease) Increase in Cash	$(775)	$(2,075)	$139

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 4, 2010 (Inception), through June 30, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2012, the Company had a net loss of $26,353, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended June 30, 2011, the Company had a net loss of $9,639, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from January 4, 2010 (Inception) to June 30, 2012, the Company had a net loss of $86,739, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

As the Company has limited operating history, no revenue and limited assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has no revenues or earnings from operations since inception. We have limited assets and financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We are likely to incur losses.

From inception, January 4, 2010, until June 30, 2012, we have incurred a loss of $86,739 and we expect that we will incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable.

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

Currently, affiliates of our majority stockholder are also our officers and directors. However, if in the future shares of our common stock are held by additional members of management not associated with our stockholders, management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. In addition to this, our officers and directors are involved in other business activities and they may be presented with a business opportunity which would pose a conflict of interest with the business of the Company. The Company has not, as of the date hereof, developed a policy to deal with such conflicts. As a result, conflicts of interest can be resolved only through our officers and directors’ exercise of such judgment as is consistent with their fiduciary duties to the Company and they are legally required to make the decision based upon the best interests of the Company and the Company's other stockholders, rather than their own personal pecuniary benefit.

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

Risks Related to our Stockholders and Shares of Common Stock

Our stockholders may have a minority interest in the Company following a business combination and the stockholders of the acquired company would therefore be able to control the election of our board and other major decisions relating to our Company

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

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

Currently, our management beneficially owns 93% of all the issued and outstanding Common Stock of the Company and will therefore, effectively control any matters that may be put to a stockholder vote until a significant amount of shares are issued in the future.

An affiliate of our management currently beneficially own and vote 93% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

PINSTRIPESNYC, INC.

Dated: August 14, 2012	By:	/s/ Clifford Teller
Clifford Teller
President and Director
Principal Executive Officer
Principal Financial Officer