Form 10-Q
period 2016-06-30
TripBorn, Inc.
filed 2016-09-26
CIK 1498232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  333-210821

TripBorn, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2447426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

812, Venus Atlantis Corporate Park
Near Prahalad Nagar Garden, Satellite
Ahmedabad, 380 015
(Address of principal executive offices) (Zip Code)

(91) 79 40191914
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of September 16, 2016, there were outstanding 76,804,914 shares of common stock, par value $0.0001 per share.

TripBorn, Inc.

Form 10-Q

For the First Quarter Ended June 30, 2016

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter Ended June 30,
	2016	2015
Net revenue	$94,242	$57,404

Cost of revenue	68,946	15,955

Gross profit	25,296	41,449

Operating expenses
Selling, general, and administrative expenses	48,167	43,282
Legal and consulting expenses	76,968	0

Income (loss) from operations	(99,839)	(1,833)

Other income (expense)
Depreciation and amortization	(49,504)	(728)
Interest expense	(34,390)	0
Total other income (expense)	(83,894)	(728)

Income (loss) before income tax expense	(183,733)	(2,561)
Income tax benefit (expense)	53,688	0

Net income (loss)	$(130,045)	$(2,561)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	76,804,914	1,298,701
Diluted weighted average number of shares	76,804,914	1,298,701

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	First Quarter Ended
	June 30,
	2016	2015
Net income (loss)	$(130,045)	$(2,561)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income/(loss)	290	(858)
Other comprehensive income (loss), net of tax	290	(858)
Comprehensive loss	$(129,755)	$(3,419)

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,478	$251,971
Accounts receivable	187,912	117,379
Other current assets	64,572	72,981
Total current assets	416,962	442,331

Property and equipment, net	13,710	10,207
Intangible assets, net	1,021,879	1,077,226
Deferred income taxes	88,567	33,680
TOTAL ASSETS	$1,541,118	$1,563,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,459	$55,744
Other current liabilities	103,467	35,753
Total current liabilities	198,926	91,497

Long term liabilities
Loans payable – related party	23,958	23,958
Convertible notes	1,500,482	1,500,482
Total current and long term liabilities	1,723,366	1,615,937
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	0	0
Authorized shares: 10,000,000
Common stock $.0001 par value	7,681	7,681
Authorized shares: 200,000,000
Shares issued and outstanding: 76,804,914 and 76,804,914
Additional paid-in capital	75,708	75,708
Accumulated other comprehensive income (loss)	10,000	9,710
Retained earnings (deficit)	(275,637)	(145,592)
Total stockholders’ equity	(182,248)	(52,493)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,541,118	$1,563,444

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2016	76,804,914	$7,681	$75,708	$9,710	$(145,592)	$(52,493)

Other comprehensive income (loss)				$290		$290

Net income (loss)					$(130,045)	$(130,045)

Balance at June 30, 2016	76,804,914	$7,681	$75,708	$10,000	$(275,637)	$(182,248)

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(130,045)	$(2,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,504	728
Other comprehensive income (loss)	290	(858)
Changes in operating assets and liabilities:
Accounts receivable	(70,533)	4,638
Other current assets	8,407	(9,336)
Deferred tax asset	(54,887)	17
Accounts payable and accrued expenses	39,715	(923)
Other current liabilities	67,714	4,586
Net cash provided (used) by operating activities	(89,835)	(3,709)

Cash flows from investing activities:
Change in property and equipment	(5,148)	8,473
Change in intangible assets	7,488	(12,536)
Net cash used in investing activities	2,340	(4,063)

Cash flows from financing activities:
Increase in common stock	0	1,442
Change in additional paid in capital	0	(1,712)
Change in loan from shareholder	0	(2,801)
Change in convertible notes	0	0
Net cash provided (used) in financing activities	0	(3,071)

Net increase (decrease) in cash and cash equivalents	(87,495)	(10,843)
Cash and cash equivalents at beginning of period	251,971	24,406
Cash and cash equivalents at end of period	$164,476	$13,563
Supplemental cash flow information
Cash paid for interest	$0	$0
Income tax payments	$0	$0

Amounts may not add due to rounding.
See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

Note 1 – Organization and Description of Business

TripBorn, Inc. (“TripBorn” or the “Company”) is a business to business online travel agency (“OTA”) that offers travel reservations and related travel services and products to travel agents in India through its proprietary internet-based platform at www.tripborn.com. TripBorn is a holding company that was incorporated in Delaware in January 2010 and operated as a shell company with nominal or no assets or operations until December 2015 when it acquired substantially all of the outstanding common stock of its operating subsidiary, Sunalpha Green Technologies Private Limited (“Sunalpha”). The Company has selected March 31 as its fiscal year end.

TripBorn was known as PinstripesNYC, Inc. until January 2016. TripBorn filed reports as PinstripesNYC, Inc. with the Securities and Exchange Commission under the Exchange Act from August 2010 until it terminated its registration under the Exchange Act in May 2013.

On December 14, 2015, the Company acquired all of the outstanding shares of Sunalpha, which is incorporated under the laws of the Republic of India on November 4, 2010. The transaction was accounted for as a reverse recapitalization. Sunalpha was the acquirer for financial reporting purposes, and TripBorn is the acquired company.

Note 2 – Summary of Significant Accounting Policies

Accounting Policies

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the Securities and Exchange Commission (the “SEC”). The Company's condensed consolidated financial statements do not include all information and notes required by GAAP for complete financial statements. The unaudited consolidated balance sheet as of March 31, 2016 presented herein was derived from the Company’s audited consolidated balance sheet as of March 31, 2016. For additional information, please refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2016 ("fiscal 2016") included in the Company's Registration Statement on Form S-1/A as filed with the SEC on August 5, 2016.

The acquisition of all of the outstanding shares of common stock of Sunalpha by TripBorn on December 14, 2015 was accounted for as a reverse recapitalization. Sunalpha is the acquirer for financial reporting purposes, and TripBorn is the acquired company. Consequently, the assets, liabilities and results of operations that are reflected in the Company’s consolidated financial statements prior to the December 14, 2015 transaction are those of Sunalpha and are recorded using the historical cost basis. The consolidated financial statements after completion of the December 14, 2015 transaction include the assets, liabilities and results of operations of the Company and Sunalpha.  All significant related party accounts and transactions between the Company and Sunalpha have been eliminated upon consolidation.

Revenue Recognition

The Company provides travel products and services to leisure and corporate travelers in India and abroad. The revenue from rendering these services is recognized at the time when significant risk and rewards are transferred to the customer. This is generally the case: 1) on the date of departure for vacation packages, 2) on the date of check in for hotel booking business and 3) on the date of issuance for the sale of airline tickets.

Revenue from the sale of airline tickets is recognized as an agent on a net commission earned basis, when the Company does not assume any performance obligation following the confirmation of the issuance of an airline ticket to the customer. In instances where the Company has procured coupons of airline tickets in advance for an anticipated future demand from customers, and assumes the risk of loss for tickets not used, the revenue from the sale of such airline tickets is accounted for on the gross basis.

Incentives from airlines are recognized when the performance obligations under the incentive programs are achieved.

Revenue from hotel reservations, including commissions earned is recognized on a net basis as an agent, on the date of check-in, when the Company does not assume any performance obligation following the issuance of a hotel confirmation voucher to the customer. Where the Company has pre-booked the hotel room for an anticipated future demand from the customers and assumes the risk for not using the available hotel room nights at its disposal, revenue from the sale of such hotel room nights is accounted for on the gross basis. Performance linked incentives from hotels are recognized as income on achievement of performance obligations.

Revenue from vacation packages, including income on airline tickets sold to customers as a part of vacation packages, is accounted for on the gross basis as the Company is determined to be the primary obligor in the arrangement i.e., the risks and responsibilities are taken by the Company, including the responsibility for delivery of services.

Revenue from other sources, primarily comprising revenue from rail and bus ticket reservations is recognized as the services are being performed. Revenue from the rail and bus ticket reservations is recognized as an agent on a net commission earned basis, as the Company does not assume any performance obligation following the confirmation of the issuance of the ticket to the customer.

Revenue is recognized net of cancellations, refunds, discounts and taxes. In the event of cancellation of tickets, revenue recognized with respect to commissions earned by the Company on such tickets is reversed and is netted against the revenue earned during the fiscal period, at the time the cancellation is made by the customer. In addition, a liability is recognized in respect to the refund due to the customers for the gross amount charged to such customers net of cancellation fees. The revenue from the sale of vacation packages and hotel reservations is recognized on the customer’s departure and check-in dates, respectively. Cancellations, if any, do not impact revenue recognition since revenue is recognized upon the availment of services by the customer.

Cost of Revenue

Cost of revenue primarily consists of costs paid to hotel and vacation package suppliers for the acquisition of relevant services and products for sale to customers, and includes the procurement cost of hotel rooms and other services.

Cost of revenue is the amount paid or accrued against procurement of these services and products from the respective suppliers and do not include any other operating cost to provide these services or products. Cost of revenue is recognized when incurred, which coincides with the recognition of the corresponding revenue.

Operating Expenses

Operating expenses include costs such as advertising and business promotion costs, utilities, rent, payroll and consultants fees and charges, which are recognized on an accrual basis. Depreciation and amortization costs are amortized over the estimated useful lives of the assets.

Use of Estimates

The preparation of financial statements in US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ significantly from those estimates. The estimates underlying the Company’s Financial Statements relate to, accruals for travel transactions, valuation of accounts receivable, useful life of long-lived assets and income taxes.

Cash and Cash Equivalents

The Company considers all highly-liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Sunalpha has six accounts denominated in Indian Rupees. As of June 30, 2016, the cash balance in financial institutions in India was USD $155,886. The transactions are undertaken in Indian Rupees and results in foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms which generally range from 24 hours to seven to ten days from the time and date of transaction. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices exceeding credit terms are considered delinquent. Payments of accounts receivable are allocated to specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets. The Company charges repairs and maintenance costs that do not extend the lives of the assets to expenses as incurred.

Intangible Assets

Intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets that have limited useful lives are amortized on a straight line basis over the shorter of their useful or legal lives.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company maintains its cash in bank deposit accounts, which are not insured. The Company has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk on cash.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company records the estimated future tax effects of temporary differences between tax bases of assets and liabilities and amounts reported on the balance sheets as well as operating loss and tax credit carryforwards. Deferred taxes are classified as current or noncurrent based on the balance sheet classification of the related assets and liabilities. Deferred income tax results primarily from temporary differences related to net property and equipment for financial and income tax reporting.

US GAAP requires Company management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. The Company has concluded that as of June 30, 2016 and 2015 there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however there are currently no audits for any tax periods in progress. Company management believes that the Company’s income tax returns for the last three years remain subject to examination based on normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period.

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of ASC subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit).

Note 3 – Change in Control Transaction

On December 8, 2015, the Company issued 71,428,570 shares of common stock to Arna Global LLC (“Arna”) for cash consideration of $95,500. Arna is wholly-owned by the Company’s President and director, Deepak Sharma. The Company accounted for the change in control transaction with Arna using the acquisition method of accounting. Arna obtained control of 93% of the outstanding shares of common stock of PinstripesNYC, Inc. in connection with the Stock Purchase Agreement among PinstripesNYC, Inc., Arna, and Maxim Kelyfos, LLC dated December 8, 2015, and is the acquirer. This transaction resulted in (1) no identifiable assets being acquired, (2) no liabilities being assumed, (3) no goodwill being recognized and (4) no gains being recognized from a bargain purchase.

Note 4 - Acquisition of Sunalpha Green Technologies Private Limited

On December 14, 2015, the Company acquired substantially all of the outstanding shares of Sunalpha which was incorporated under the laws of the Republic of India in November 2010. The transaction was accounted for as a reverse recapitalization. Sunalpha was the acquirer for financial reporting purposes, and TripBorn was the acquired company. Consequently, the assets, liabilities and results of operations that are reflected in the Company’s consolidated financial statements prior to the December 14, 2015 transaction are those of Sunalpha and are recorded using the historical cost basis. The consolidated financial statements after completion of the December 14, 2015 transaction include the assets, liabilities and results of operations of the Company and Sunalpha.

Note 5 - Increase in Authorized Shares

The Company amended its certificate of incorporation on January 13, 2016 to (a) increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 and (b) change its name from PinstripesNYC. Inc. to Tripborn, Inc.

Note 6 - Property and Equipment

Property and Equipment consists of the following as of June 30 and March 31, 2016. The property and equipment listed below are recorded in the books of Sunalpha.
	June 30,	March 31,
	2016	2016
Computer	$14,300	$11,634
Furniture & Fixture	4,125	4,125
Office Equipment	5,120	2,638
Software License	407	407
Total	23,952	18,804
Accumulated Depreciation	(10,242)	(8,597)
Property and Equipment, net	13,710	10,207

Depreciation expense for the quarters ended June 30, 2016 and 2015 is $1,645 and $670 respectively.

Note 7 - Intangible Assets

Intangible assets consist of the following as of June 30, 2016 and March 31, 2016:
	June 30,	March 31,
	2016	2016
API Access	$114,005	$121,455
Software	956,000	956,000
Total	1,070,005	1,077,455
Accumulated amortization	(48,126)	(229)
Intangible assets, net	1,021,879	1,077,226

Amortization expense for the quarters ended June 30, 2016 and 2015 was $47,859 and $58, respectively.

Intangible assets consist of Application Programming Interface (API) access with major travel companies and a customized online transaction platform called Travelcord for use on the Company’s website, www.tripborn.com. Application Programming Interface components are used to send/receive/retrieve various data to and from supplier systems for tickets availability, pricing, aggregation and booking information. The API specifies how software components or applications should interact with each other using graphical user interfaces (GUI). These components are automated software components or set of routines, protocols and tools for building and communicating various software applications.

Following the Company’s acquisition of Sunalpha, the Company acquired ownership and development rights to the Travelcord software from Arna for a fee of $956,000 pursuant to a Software Agreement dated December 16, 2015. The Company paid the $956,000 fee to Arna in the form of a convertible promissory note. The Travelcord software was recognized as an intangible asset at historical cost pursuant to ASC 350-40 Intangibles – Goodwill and Other, Internal Use Software, and no goodwill was recognized. Arna acquired the Travelcord software from Takniki Communications, which is wholly-owned by our Vice President and director, Sachin Mandloi pursuant to a Software Development Agreement, dated January 26, 2015.

Note 8 - Tax Recovery Charges

The Company through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from the travel service providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference of the amount paid while acquiring services and collected while selling the services are remitted to taxing authorities ("tax recovery charge"). As of the June 30, 2016, the Company has a balance of $2,540 with the tax authority to offset future service tax dues.

Note 9 - Related Party Transactions

i. Convertible Notes

Mr. Sharma loaned the Company $156,407, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 3,432,234 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Mr. Sharma will have the option to receive full payment of the outstanding principal balance or the Note Shares, each together with accrued unpaid interest paid in cash. Mr. Sharma also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

Mr. Mandloi loaned the Company $38,076, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 835,552 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Mr. Mandloi will have the option to receive full payment of the outstanding principal balance or the Note Shares, each together with accrued unpaid interest paid in cash. Mr. Mandloi also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

In connection with the Software Agreement described in Note 7 above, Arna, wholly owned by the Company’s president, loaned the Company $956,000, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 21,194,381 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Arna will have the option to receive full payment of the outstanding principal balance or the Note Shares, each together with accrued unpaid interest paid in cash. Arna also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

ii. Loans Payable - Related Party

Loans payable – related party include advances of $21,457 and $2,501 provided by Arna and Mr. Sharma, repsectively. These advances were provided to the Company to meet certain operating expenses.

iii. Guarantee

Deposits of the Company’s President and Managing Director with IndusInd Bank Ltd. serve as collateral for a guarantee in the amount of $50,000 in favor of the International Air Transport Association (“IATA”) on behalf of Sunalpha. IndusInd Bank Ltd. will pay the guaranteed amount for claims through September 30, 2016.

Note 10 - Convertible Notes

On February 8, 2016, the Company issued convertible promissory notes to three accredited investors’ in the aggregate principal amount of $350,000 pursuant to a note purchase agreement of the same date. Interest will accrue at the rate of 6% per annum. In the event that the Company completes an underwritten public offering of its common stock in connection with a listing on a national securities exchange (an “Uplist Transaction”), prior to the February 8, 2019 maturity date, the outstanding principal balance of the note will automatically convert into a total of 9,156,206 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, the noteholders will have the option to receive full payment of the outstanding principal balance of the Note shares each together with accrued unpaid interest paid in cash. The noteholders also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

Note 11 - Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at June 30, 2016 and March 31, 2016 are $88,567 and $33,680, respectively.

The Company files its income tax returns on a fiscal year basis.

The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company files income tax returns in the US. Sunalpha files tax returns in India. The Company is generally subject to US Federal examinations by tax authorities for the past three years.

Note 12 - New Accounting Pronouncements

i. In August 2014, FASB issued amended guidance related to disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, as necessary, to provide related footnote disclosures. The guidance has an effective date of December 31, 2016. The Company believes that the adoption of this new standard will not have a material impact on its financial statements.

ii. In May 2014, FASB issued Accounting Standard Update, or ASU, 2014-09-Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

Note 13 - Net Income (Loss) Per Share

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	First Quarter Ended June 30,
	2016	2015

Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(130,045)	$(2,561)
Weighted average common shares outstanding	76,804,914	1,298,701
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(130,045)	$(2,561)
Weighted average common shares outstanding	76,804,914	1,298,701
Dilutive effects of convertible debt
Weighted average common shares, assuming dilutive effect of convertible debt	76,804,914	1,298,701
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)

Due to net loss, the shares of common stock underlying the convertible notes described in Notes 9 and 10 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

Note 14 - Commitments

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (API) agreement, dated October 5, 2015, the Company is required to pay a minimum annual maintenance fee of $7,500 to IRCTC. In the event the agreement is renewed, the amount based on the number of active railway agents that use the Company rail booking services on the Company’s platform will be payable annually.

Until December 8, 2015, the Company shared office space with Maxim Group LLC. The majority member of Maxim Group LLC is the sole stockholder of Maxim Kelyfos, LLC. which owned 93% of the Company’s common stock outstanding prior to the acquisition of Sunalpha by the Company.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by a director of the Company on a rent free basis. As of June 30, 2016 and 2015, the Company has not paid any rent. The Company is expected to pay market rate rent once the Company is profitable.

The Company has leased office space in Ahmedabad, India effective from March 1, 2016 for a term of five years. The operations of the Company are being undertaken from the new premises. The Company will pay approximately $1,260 per month pursuant to the lease agreement.

Note 15 - Subsequent Events

Pursuant to the note purchase agreement, dated February 8, 2016 as described in Note 10, on July 1, 2016, we issued an additional convertible promissory note in the aggregate principal amount of $150,000 to one of the accredited investors. The convertible note carries substantially the same terms as described above. In the event that we complete an “uplist transaction” prior to the July 1, 2019 maturity date, the outstanding principal balance of the note will automatically convert into a total of 3,924,088 note shares. Beginning on July 2, 2017, to the to the extent note shares have been issued, and to the extent such note shares are not then tradeable pursuant to Rule 144 of the Securities Act or otherwise, the noteholder may make one “demand request” for registration under the Securities Act of all or any portion of the note shares.

The Company repaid advances of $2,501 and $21,457 received from Mr. Sharma and Arna, respectively, as of July 11, 2016.

On September 23, 2016, the Company entered into a software development agreement (the “2016 Software Development Agreement”) with Takniki Communications to further develop and enhance the Company’s online transaction platform, Travelcord.  The 2016 Software Development Agreement provides that the Company will pay Takniki $695,000 upon delivery of enhanced software, which is expected to occur on December 31, 2016. The parties anticipate that the Company will pay for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with terms similar to those provided in the convertible notes described in Note 10 above. Takniki Communications is wholly-owned by our Vice President and director, Sachin Mandloi. The 2016 Software Development Agreement is being filed as an exhibit to this Quarterly Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements regarding the adequacy, availability and sources of capital, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this Quarterly Report, particularly under the headings, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and subsequent reports that we file with the Securities and Exchange Commission.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this prospectus. We do not intend, and undertake no obligation, to update any forward-looking statement, except as required by law.

Notwithstanding the above, Section 21E of the Securities Exchange Act of 1934, as amended, expressly states that the safe harbor for forward looking statements does not apply to companies that issue penny stocks. Accordingly, the safe harbor for forward looking statements under the PSLRA is not currently available to the Company because we may be considered to be an issuer of penny stock.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-1/A (File No. 333-210821) filed on August 5, 2016.

Overview

TripBorn, Inc. is an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services. We serve over 850 travel agents in the Indian states of Gujarat, Maharashtra, Rajasthan, Karnataka and Madya Pradesh. At this time, approximately 85% of our travel agents are based in Gujarat, primarily in and around the city of Ahmedabad.

We are a holding company organized in Delaware in 2010. Deepak Sharma, who is an executive officer and director of the Company, formed our operating subsidiary, Sunalpha Green Technologies Private Limited under laws of the Republic of India in 2010. Sunalpha commenced operations as an OTA in India in February 2014.

We engineered our internet-based platform, Travelcord using multiple systems platforms with an emphasis on scalability, performance and reliability. We integrated other software platforms, applications and database systems into Travelcord. We designed these internal platforms to include open application protocol interfaces that can provide connectivity to our travel services suppliers. Our travel services suppliers include aggregators and individual providers, such as individual hotels. Our applications use secure communications and transactions, as appropriate.

Our Services and Products

Our internet-based platform at www.tripborn.com provides our participating travel agents, travel managers, arrangers and corporations with the ability to quickly search and book the services described below for their offline customers. Many of our arrangements with our suppliers are informal and provide our counterparties with the ability to terminate or suspend the arrangements with little or no notice. Our arrangements with our suppliers with respect to the terms of our sales targets, incentives, commissions and discounts often are subject to change at the discretion of our supplier and are negotiated periodically on a quarterly or yearly basis, if not more frequently. We also typically pay fees to our travel suppliers to directly connect into their booking systems on an initial and/or ongoing basis.

Air ticketing

Our travel agent customers can book domestic or international flights through our website.

Our platform at www.tripborn.com allows our customers to search for available tickets based on their customers’ requirements. Our platform quickly processes the available inventory of our aggregators and suppliers and displays the results, including availability, schedules and prices. The prices displayed include the commission that our customers will earn on the ticket sales.

Hotel reservations

We offer access to reservations with 400,000 hotels across the world, including hotels in India through aggregators who we have directly connected into our booking system. Our platform allows our travel agent customers to meet their customers’ needs by searching for hotel availability by location and sorting search results by star ratings and price. Our search results include photos and descriptions of the hotels’ amenities.

Bus ticketing

Our travel agent customers can book bus tickets on our website through an aggregator that is directly connected into our booking system. Our platform consolidates ticketing for largely unorganized regional bus services for the benefit of our travel agents and their customers. As a value added service, our platform allows travel agents to select specific seats by gender, which is of interest to their Indian customers.  We may also procure bus tickets offline from individual bus operators for our travel agent customers. We procure bus tickets for our travel agent customers at base rates and earn revenue by including a markup or fees on the tickets. We also earn incentives and commissions from our supplier for completing bookings.

Rail ticketing

We are a B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows us to offer reservations through Indian Railways’ passenger reservation system on our webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. We have integrated our system with IRCTC’s to provide a seamless booking process for our travel agents. According to the 2014-15 annual report of the Ministry of Railways, Indian Railways carries approximately 23 million passengers daily. Rail travel is the primary mode of transportation for Indians, particularly in rural areas.

Our agreement with IRCTC provides for a one-year term that expires in October 2016. IRCTC may terminate or temporarily suspend the agreement without prior notice.

Visa processing

Through third parties, we can arrange for visa processing as an ancillary service for the customers of our travel agents. We pay our suppliers for the service and collect fees from our travel agent customers.

Vacation packages

Our travel agent partners can search our platform for available vacation packages or submit inquiries regarding their customers’ preferences to be fulfilled by us and/or our third-party suppliers. Our call center also is available to our customers to facilitate these requests.

Pre- and post-paid services and utilities

As a value-added service, our travel agents may use our internet platform to pay make pre- and post-paid mobile payments and payments for television service and data cards on behalf of their customers.

White label solution

Through our internet platform, we provide white label travel solutions that allow our travel agents to use their own branded platform for customer use. Agents that take advantage of this service of ours may offer tickets and reservations through their own branded website powered by our platform and can issue tickets that include their own logos.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Form S-1 filing for fiscal year end March 31, 2016.

RESULTS OF OPERATIONS

During the first quarter of fiscal year 2017 we continued to add new markets and add an increasing number of sales agents that offer our services.  These changes drove an increase in our net revenues.  Our costs of revenue and operating expenses increased as we expanded our market reach and drove the increase in net loss from operations.

	First Quarter Ended June 30,
	2016	2015
Net revenue	$94,242	$57,404

Cost of revenue	68,946	15,955

Gross profit	25,296	41,449

Operating expenses
Selling, general, and administrative expenses	48,167	43,282
Legal and consulting expenses	76,968	0

Income (loss) from operations	(99,839)	(1,833)

Other income (expense)
Depreciation and amortization	(49,504)	(728)
Interest expense	(34,390)	0
Total other income (expense)	(83,894)	(728)

Income (loss) before income tax expense	$(183,733)	$(2,561)
Income tax benefit	53,688	0

Net income (loss)	$(130,045)	$(2,561)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	76,804,914	1,298,701
Diluted weighted average number of shares	76,804,914	1,298,701

Revenue

Net revenues for the first quarter ended June 30, 2016 were $94,242 compared to $57,404 for the first quarter ended June 30, 2015. Revenue for the quarter ended June 30, 2016  consisted of $27,392 from air ticketing compared to $31,382 in the prior year quarter, $280 from bus ticketing compared to $241 in the prior year quarter, $820 from rail ticketing compared to $0 in the prior year quarter, $1,474 from hotel booking compared to ($2,218) in the prior year quarter, $46,686 from vacation packages compared to $18,636 in the prior year quarter, $1,871 from payment services compared to ($647) in the prior year quarter, and $15,720 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $10,011 in the prior year. The primary driver underlying the revenue growth from bus ticketing, rail ticketing, hotel booking, vacation packages, payment services, and incentives was an increase in the number of transactions that were processed, which resulted from the introduction of rail ticketing and our expansion efforts into new markets and the hiring of additional sales and marketing personnel, which expanded our market reach. The decrease of $3,990 in revenue from air ticketing resulted from an increase in costs paid to third party providers and pricing pressure.

Cost of Revenues and Gross Profit

The cost of revenue for the first quarter ended June 30, 2016, was $68,946 compared to $15,955 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. The increase in cost of revenue from the first quarter ended June 30, 2016 to the prior year quarter resulted from an increase in the costs associated with our vacation packages as revenues grew by $28,050 in the quarter ended June 30, 2016 compared to the prior year quarter. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the first quarter ended June 30, 2016 was $25,296 compared to $41,449 for the prior year quarter.  The $16,153 decrease is driven primarily by an increase in costs to provide revenue combined with competitive pricing pressure.

Operating Expenses

Total operating expenses for the first quarter ended June 30, 2016 were $125,135 compared $43,282 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is an increase of $76,968 in legal and consulting expenses associated with our becoming a reporting company with the SEC.

We expect our sales and marketing expenses to increase as we continue to grow the business and hire experienced personnel to support our growing business and operations. Our general and administrative expenses are expected to continue to increase as we incur expenses associated with become a reporting company under the Exchange Act and seek the quotation of our shares on the OTC.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had $164,478 in cash and cash equivalents, compared to $251,971 as of March 31, 2016. The $87,493 decrease in cash was driven by selling, general, and administrative costs incurred during the quarter exceeding net revenues generated. As of June 30, 2016, we had a stockholder’s equity deficit of $182,248 compared to a deficit of $52,493 at March 31, 2016, which resulted from an increase in operating losses during the quarter ended June 30, 2016.

We require additional capital to continue to fund our operations, and will look to raise funds through public and private offerings of our securities.  We estimate that we will require approximately $1.7 million and $5.8 million in the next 12 and 24 months to support our continued operations.

We took the following steps during fiscal years 2016 and 2017 to manage our liquidity and to avoid default on any material third-party obligations:

•
We continue to employ “on demand” procurement processes for travel products that we sell to our customer. We also continue our attempts to collect customer payments promptly based on their payment terms, which has helped us manage our working capital needs.

•
We raised $350,000 in the last quarter of fiscal 2016 and an additional $150,000 in the second quarter of fiscal 2017 pursuant to the Company’s issuance of convertible notes. The notes have a three-year term, and bear interest at the rate of six percent payable at maturity. The principal amount of each note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity.

•
We issued convertible notes to affiliates totaling $1,150,483 in the fourth quarter of fiscal 2016. The notes have a three-year term, and bear interest at the rate of ten percent payable at maturity. The principal amount of each note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity. One such note in the principal amount of $956,000 was issued to Arna to finance the purchase of our Travelcord software under a Software Agreement with Arna, dated as of December 16, 2015.

The Company is actively seeking a market maker to apply for admission to quotation of our common stock on the OTC Bulletin Board.

There are no assurances that these steps will generate sufficient cash flow from operations or that we will be able to obtain sufficient financing necessary to support our working capital requirements. We can also give no assurance that additional capital financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations or execute our business plan.

OPERATING METRICS

In evaluating our business, we use operating metrics, including gross bookings and revenue margin. Gross bookings is a measure of total dollar volume of transactions that we process. This metric is an operating metric used by management, the investor community, and analysts who follow the travel industry to measure our market share and to measure our scale and growth. We calculate revenue margin as revenue as a percentage of gross bookings.

	Quarter Ended June 30,
	2016	2015

Gross Bookings[1]	$1,252,995	$535,292

Revenue Margin[2]	7.5%	10.7%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Reveue margin is defined as revenue as a percentage of gross bookings.

The increase in gross bookings is driven primarily by increases in air ticketing, rail ticketing, and vacation packages. Revenue margin declined quarter over quarter due to price pressure on air ticketing and low margin rail ticketing outpacing higher margin vacation and hotel package offerings.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer, based on their evaluation of TripBorn’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) as of June 30, 2016, have concluded that TripBorn’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

As a newly public company, we have not yet been required to provide a report of management’s assessment regarding internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following are factors that could have a significant impact on our operations and financial results and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements.

Risks Related to Our Business

We are a development stage company with a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We have a limited operating history upon which you can evaluate our future performance. Our operating subsidiary was incorporated under the laws of India in 2010, and it began to focus its operations on the online travel industry in February 2014. Our senior management has limited experience in the online travel industry, and we still are in the process of fully developing our online platform and product offerings. We have generated revenues over a limited operating history and have incurred net losses. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, performance and investment in our common stock.

We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Our expenses will continue to increase as we continue to develop the operations necessary to further our business plan. We cannot now determine the amount by which our expenses will increase as we grow and hire additional employees, implement our sales, marketing and distribution plans, pursue contractual arrangements and partnerships and develop our internet-based infrastructure. Further, we cannot guarantee that we will be successful in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business and a complete loss of our stockholders’ investment.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiary to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our Indian operating subsidiary to meet our obligations. The deterioration of income from, or other available assets of, our Indian operating subsidiary for any reason could limit or impair its ability to pay dividends or other distributions to us, which in turn could adversely affect our financial condition and results of operations.

Our lack of insurance leaves us exposed to significant liabilities.

We do not carry insurance for the risks that our business may encounter. Any significant liability may require us to pay substantial amounts, which would adversely affect our financial condition and results of operations, if we are able to continue in business at all.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a newly public company we now are required to comply with new laws, regulations, requirements and certain corporate governance provisions under the Exchange Act and the Sarbanes-Oxley Act. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management, and will significantly increase our costs and expenses and will make some activities more time-consuming and costly. In connection with becoming a reporting company, we need to:

•	institute a more comprehensive compliance function;

•	prepare and distribute periodic and current reports under the federal securities laws;

•	establish new internal policies; and

•	involve and retain to a greater degree outside counsel and accountants.

Our ongoing compliance efforts will increase general and administrative expenses and may divert management’s time and attention from the development of our business, which may adversely affect our financial condition and results of operations. We estimate that we may incur approximately $260,000 in costs during the fiscal year ending March 31, 2017 and $384,000 in the fiscal year ending March 31, 2018 in connection with becoming a public company.

Our lack of experienced accounting staff may impact our ability to report our future financial results on a timely and accurate basis, and we need to retain the services of additional accountants and consultants with required accounting experience and expertise.

With the exception of our Chief Financial Officer, our accounting and finance staff lacks depth and skill in the application of generally accepted accounting principles with respect to external financial reporting for Exchange Act reporting companies. We also do not have an audit committee or a member of our board of directors who would satisfy the definition of an audit committee financial expert. We intend to engage the services of additional accounting personnel to assist with our financial accounting and reporting requirements to develop our internal control over financial reporting and to produce timely financial reports. Until we do so, we may experience difficulty producing reliable and timely financial statements, which could cause investors to lose confidence in our reported financial information, the market price of our stock to decline significantly, we may be unable to obtain additional financing on acceptable terms, and our business and financial condition could be harmed.

As a newly public company, we currently are not required evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

We are not currently required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. In addition, as a smaller reporting company, we will not be required to obtain an auditor attestation of management’s evaluation of internal controls over financial reporting once such internal controls are in place. As a result, we may fail to identify and remediate a material weakness or deficiency in our internal control over financial reporting, which may cause our financial statements and related disclosure to contain material misstatements and could cause delays in filing required financial statements and related reports. Furthermore, the process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expenditure to complete. The actual or perceived risk associated with our lack of internal controls could cause investors lose confidence in our reported financial information, which could negatively impact the market for our common stock and cause us to be unable to obtain additional financing on acceptable terms or at all, which could cause harm to our business and financial condition.

We may not be successful in implementing our growth strategies.

Our growth strategies involve expanding our network of travel agents, expanding our service and product offerings, expanding supplier relationships, enhancing our service platforms by investing in technology and expanding into new geographic markets within India. The following factors may affect our success in implementing our growth strategies:

•	our ability to increase the number of suppliers, especially suppliers that are directly-connected to us, which depends on the willingness of such suppliers to invest in new technology;

•	our ability to continue to expand our distribution channels, and market and cross-sell our travel services and products to facilitate the expansion of our business;

•	our ability to build or acquire the required technology;

•	the general condition of the global and Indian economy and continued growth in demand for travel services, particularly online;

•	our ability to compete effectively with existing and new entrants to the Indian travel industry, including both online travel companies as well as traditional travel agents and tour providers; and

•	the growth of the internet as a medium for commerce in India.

Many of these factors are beyond our control and there can be no assurance that we will succeed in implementing our strategy.

We depend on certain related persons transactions and may continue to rely on related persons for key development and support activities.

As described more fully in “Certain Relationships and Related Person Transactions,” in our Registration Statement on Form S-1/A (File No. 333-210821), we have entered into, and may continue to enter into, transactions with related persons. We rely on associates and enterprises that our President and Vice President control for key development and support activities. While we believe that our related persons’ interests align with our own, we may not have entered into such transactions on an arm’s-length basis. While we presently benefit from free services or deferred payments, in the long-term, we may have achieved more favorable terms had we entered into such transactions with unrelated parties. In addition, if these related persons withdrew their support from our business, the associated loss of preferential business arrangements could significantly increase our operating costs and adversely affect our results of operations to the point that we might be forced to cease operations.

We will not be able to develop or continue our business if we fail to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a skilled senior management team and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. We face competition in securing qualified personnel possessing the skills necessary to implement our strategy, and we may fail to attract or retain the employees necessary to execute our business model successfully.

Our success depends to a significant degree upon the continued contributions of our key management and other personnel. In particular, we believe that our future success is highly dependent on the technical expertise, financial support and key contracts and arrangements of our executive officers and directors, Deepak Sharma and Sachin Mandloi. Messrs. Sharma and Mandloi may voluntarily terminate their services at any time. We have not entered into employment agreements with them and do not expect to enter into such agreements following the consummation of this offering. If Messrs. Sharma, Mandloi or any other key members of our management team leave the company, our business could suffer and the value of our common stock would likely decline, if we are able to continue in business at all.

Our significant stockholders exercise significant influence over our company and may have interests that are different from those of our other stockholders.

Our sole directors, Deepak Sharma and Sachin Mandloi beneficially own 93% of the issued and outstanding shares of our common stock. By virtue of such holdings, they have the ability to exercise significant influence over our company and our affairs and business, including the election of directors, amendments to our charter and bylaws, the approval of a merger or sale of substantially all our assets and the approval of most other actions requiring the approval of our stockholders. The interests of these stockholders may be different from or conflict with the interests of our other stockholders and their influence may result in the delay or prevention of a change of management or control of our company.

Third parties claiming that we infringe on their proprietary rights could cause us to incur significant legal expenses and prevent us from operating our business.

From time to time, we may receive claims that we have infringed the intellectual property rights of others, including claims regarding copyrights and trademarks. Former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to suspend certain services, redesign our platform, pay monetary damages or enter into royalty or licensing arrangements. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We may incur significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights.

We need to expand our sales, marketing and support organizations and our distribution arrangements to increase market acceptance of our products and services.

We currently have a limited number of sales, marketing, customer service and support personnel and will need to increase our staff to generate a greater volume of sales and to support any new customers or the expanding needs of existing customers. The employment market for sales, marketing, customer service and support personnel in our industry is very competitive, and we may not be able to hire the kind and number of sales, marketing, customer service and support personnel we are targeting. Our inability to hire qualified sales, marketing, customer service and support personnel may harm our business, operating results and financial condition.

Risks Related to Operations in India

Our operations in India may be adversely affected by social and political uncertainties or change, military activity, health-related risks or acts of terrorism.

From time to time India has experienced instances of civil unrest, terrorism and hostilities among neighboring countries, including Pakistan. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations by disrupting operations and communications and making travel within India more difficult and less desirable. Our industry particularly is sensitive to actual or perceived safety concerns such as these, as well as health-related risks such as the influenza A virus (H1N1), avian flu (H5N1 and H7N9) and Severe Acute Respiratory Syndrome or other epidemics or pandemics. Any of these events in or around India could cause the demand for travel-related services to decline. Political or social tensions also could create a greater perception that investments in companies with Indian operations involve a high degree of risk, which could adversely affect the market and price for our common stock. We do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars, which could subject us to significant financial losses. The realization of any of these risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price.

Our results of operations are subject to fluctuations in currency exchange rates.

Our presentation currency is the US dollar. However, the functional currency of our operating subsidiary is the Indian Rupee. Any fluctuation in the value of the Indian Rupee against the US dollar, such as the approximately five percent drop in the average value of the Indian Rupee as compared to the US dollar during 2015, will affect our results of operations. We expect to be adversely affected by any further depreciation of the Indian Rupee against the US dollar.

Our bank accounts in India are not insured or protected against loss, and the failure of any bank in which we deposit our funds could affect our ability to continue in business.

We maintain our cash in India with both private and state-owned banks located in India. These cash accounts are not insured or otherwise protected against loss. Should any bank holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank. Loss of cash deposits or the inability to access such cash deposits could impair our operations, and if we are not able to access funds to pay our service providers and employees, we may be unable to continue in business.

If we violate applicable anti-corruption laws or our internal policies designed to ensure ethical business practices, we could face financial penalties and/or reputational harm that would negatively impact our financial condition and results of operations.

We are subject to anti-corruption and anti-bribery laws in the United States and India. India’s reputation for potential corruption and the challenges presented by India’s complex business environment may increase our risk of violating applicable anti-corruption laws. Our commercial relationships with state-owned enterprises may further intensify this risk. We face the risk that we, our employees or any third parties such as our sales agents and distributors that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the Foreign Corrupt Practices Act of 1977 (“FCPA”), India’s Prevention of Money Laundering Act, 2002 and Indian Penal Code. Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations that might harm our business, financial condition or results of operations. In addition, we have internal ethics policies with which we require our employees to comply in order to ensure that we conduct our business in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Natural disasters could have a negative impact on the Indian economy and cause our business to suffer.

India has experienced natural disasters such as earthquakes, tsunamis, floods and drought in the past few years. For example, in November and December 2015, Chennai, the frequently visited capital city of Tamil Nadu, experienced historic flooding that closed its airport for several days and suspended rail service. In addition, in September 2014, the state of Jammu and Kashmir in northern India, another popular tourism destination, experienced widespread floods and landslides. The extent and severity of these natural disasters determines their impact on the Indian economy. Substantially all of our operations and employees are located in India and our operations may be adversely affected by natural disasters in the future. Furthermore, if any of these natural disasters occur in tourist destinations in India, travel within India could be adversely affected, which could have an adverse impact on our business and financial performance.

Necessary infrastructure upgrades in India may not keep pace with increasing internet penetration, which may adversely affect our operations and require us to make additional investments and expenditures.

Our customers complete their bookings through our Indian website. In November 2015, the Internet and Mobile Association of India forecasted that India’s internet user population would reach 402 million users by December 2015, a 49% year over year increase. Slowdowns or disruptions in upgrading India’s internet-based infrastructure to meet this demand could reduce the rate of expected increases in the use of the internet and our internet-based services, which may adversely affect our business and results of operations. In addition, any slowdown or negative deviation in the anticipated increase in internet penetration in India may require us to make additional investments in alternative distribution channels, which could strain our financial and human resources, causing our operations and financial condition to suffer.

Restrictions on foreign investment in India may prevent us from making future acquisitions or investments in India, including with respect to our operating subsidiary, which may adversely affect our results of operations, financial condition and financial performance.

India regulates ownership of Indian companies by foreigners. These regulations and restrictions may apply to acquisitions by us of shares in Indian companies or the provision of funding by us to our Indian operating subsidiary. For example, under its consolidated foreign direct investment policy, the Government of India has set out criteria for foreign investments in India, including requirements with respect to downstream investments by Indian companies owned or controlled by foreign entities and the transfer of ownership or control of Indian companies in sectors with caps on foreign investment from resident Indian persons or entities to foreigners. These requirements, which currently include restrictions on valuations and sources of funding for such investments and may include prior approval from the Foreign Investment Promotion Board, may adversely affect our ability to make investments in India, including through our operating subsidiary in India. There can be no assurance that we will be able to obtain any required approvals for future acquisitions or investments in India, or that we will be able to obtain such approvals on satisfactory terms.

We may incur expenses, including penalties imposed by the Reserve Bank of India if we do not comply, or timely comply, with reporting requirements in connection with the acquisition and transfer of our securities by our Indian employees.

Under regulations of the Reserve Bank of India, our operating subsidiary is subject to periodic reporting requirements in connection with the acquisition and transfer of our securities by Indian residents, including with respect to our employees who acquire our shares under employee stock option plans. If we fail to meet our reporting requirements, the Reserve Bank of India may impose penalties or take other action that could adversely affect our financial position and results of operations.

We are subject to regulatory and political uncertainties in India.

We conduct substantially all of our business and operations in India. Consequently, government policies and regulations, including tax policies, in India will impact our financial performance and the market price of our common stock.

The Government of India has exercised and continues to exercise significant influence over many aspects of the Indian economy. Since 1991, successive Indian governments have generally pursued policies of economic liberalization and financial sector reforms, including by significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers and regulators has remained significant and we cannot assure you that such liberalization policies will continue. The present government has continued to take initiatives that support the economic growth of the country that have been pursued by previous governments. However, there is no assurance that it will be able to generate sufficient cross-party support to implement such initiatives. The rate of economic liberalization could change, and specific laws and policies affecting travel service companies, foreign investments, currency exchange rates and other matters affecting investments in India could change as well. A significant change in India’s policy of economic liberalization and deregulation or any social or political uncertainties could adversely affect business and economic conditions in India generally and our business and prospects.

We may have exposure to additional tax liabilities.

As a US-based holding company that provides services in India through our operating subsidiary, we are subject to income taxes and non-income based taxes in the United States and in India. Due to economic and political conditions, tax rates and tax regimes in the jurisdictions in which we are located and operate may be subject to significant change. Our future effective tax rates could be affected by changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Although we believe that our tax filing positions are reasonable and comply with applicable laws, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If our effective tax rates were to increase, our cash flows, financial condition and results of operations would be adversely affected.

Judgments that our stockholders obtain against us may not be enforceable.

Substantially all of our assets are located outside of the United States and substantially all of our revenue is derived outside of the United States. In addition, our director, Sachin Mandloi resides in India and our executive officer and director, Deepak Sharma spends a significant amount of time in India. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It is uncertain whether the courts of India would recognize or enforce judgments of United States or state courts against us or such persons predicated upon the civil liability provisions of the laws of the United States or any state. In addition, there is uncertainty as to whether such Indian courts would be competent to hear original actions brought in India against us or such persons predicated upon the laws of the United States or any state.

Risks Related to Our Industry

We rely on information technology to operate our business and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of sophisticated information technology and systems, which we have customized for search and reservation for flights and hotels, as well as payments, refunds, customer relationship management, communications and administration. As our operations grow in both size and scope, we must continuously improve and upgrade our systems and infrastructure to offer our customers enhanced services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure in a cost-effective manner. Our future success also depends on our ability to upgrade our services and infrastructure ahead of rapidly evolving consumer demands while continuing to improve the performance, features and reliability of our service in response to competitive offerings.

If the number of travel agents using our services increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the third-party systems affected, our transactional, financial and accounting systems could be impacted for a meaningful amount of time before upgrade, expansion or repair.

We may not be able to use new technologies effectively, or we may fail to adapt our website, transaction processing systems and network infrastructure to meet consumer requirements or emerging industry standards. If we face material delays in introducing new or enhanced solutions, our customers may forego the use of our services in favor of those of our competitors. Any of these events could have a material adverse effect on our operations.

The travel industry in India is highly competitive, and we may not be able to compete effectively.

The travel market in India is highly competitive. Factors affecting our competitive success include, price, availability and breadth of choice of travel services and products, brand recognition, customer service, fees charged to travelers, ease of use, accessibility and reliability. We currently compete with both established and other emerging providers of travel services and products, including other online travel agencies in India and abroad, such as makemytrip.com, cleartrip.com, expedia.co.in, travelocity.co.in, yatra.com, goibibo.com, booking.com and agoda.com, as well as traditional travel agencies, tour operators, travel suppliers and operators of travel industry reservation databases. Large, established internet search engines have also launched applications offering travel itineraries in destinations around the world, and meta-search companies that can aggregate travel search results also compete against us for customers. Certain of our competitors have launched brand marketing campaigns to increase their visibility with customers. For example, trivago.com has commenced a television advertising campaign in India. Some of our competitors have significantly greater financial, marketing, personnel and other resources than us and certain of our competitors have a longer history of established businesses and reputations in the Indian travel market (particularly in the hotels and vacation packages business) as compared with us. From time to time we may be required to reduce service fees and net revenue margins in order to compete effectively and maintain or gain market share.

Some travel suppliers are seeking to decrease their reliance on distribution intermediaries such as us, by promoting direct distribution channels. Many airlines, hotels, car rental companies and tour operators have call centers and have established their own travel distribution websites and mobile applications. From time to time, travel suppliers offer advantages, such as bonus loyalty awards and lower transaction fees or discounted prices, when their services and products are purchased from supplier-related channels. We also compete with competitors who may offer less content, functionality and marketing reach but at a relatively lower cost to suppliers. If our access to supplier-provided content or features were to be diminished either relative to our competitors or in absolute terms or if we are unable to compete effectively with travel supplier-related channels or other competitors, our business could be materially and adversely affected.

We depend on and expect to continue to depend on a small number of low cost airlines in India for a significant percentage of our air ticketing revenue.

Four low cost airlines dominate India’s domestic air travel industry. As we derive a substantial portion of our air ticketing revenue through the base commissions and incentive payments of these domestic airlines, our dependence on a limited number of domestic airlines means that a reduction or elimination in base commissions and incentive payments by any one or all of these airlines could have a material adverse effect on our revenue.

In addition, our reliance on a small number of airline suppliers in India gives those airline suppliers additional bargaining power in negotiating agreements with us. A reduction or elimination of base commissions and incentive payments by any of these domestic airline suppliers, the loss of any of these domestic airline suppliers or a domestic airline supplier exerting significant price and margin pressure on us could materially and adversely affect our business, financial condition and results of operations.

Our processing, storage, use and disclosure of customer data of our agents or visitors to our website could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views of personal privacy rights or data security breaches.

In the processing of our agent transactions, we receive and store a large volume of customer information. Such information increasingly is subject to legislation and regulations in various jurisdictions and governments are increasingly acting to protect the privacy and security of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded or amended to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection become more sensitive issues in India, we may also become exposed to potential liabilities. For example, under the Indian Information Technology Act, 2000, as amended, our operating subsidiary is subject to civil liability for wrongful loss or gain arising from any negligence in implementing and maintaining reasonable security practices and procedures with respect to sensitive personal data or information on our computer systems, networks, databases and software. India has also implemented privacy laws, including the Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011, which impose limitations and restrictions on the collection, use and disclosure of personal information. Any liability we may incur for violation of such laws and regulations and related costs of compliance and other burdens may adversely affect our business and profitability.

We cannot guarantee that our security measures will prevent data breaches. Companies that handle such information have also been subject to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of personally identifiable information. Security breaches could damage our reputation, cause interruptions in our operations, expose us to a risk of loss or litigation and possible liability, and could also cause customers and potential customers to lose confidence in the security of our transactions, which would have a negative effect on the demand for our services and products. Moreover, public perception concerning security and privacy on the internet could adversely affect customers’ willingness to use our websites. A publicized breach of security in India, even if it only affects other companies conducting business over the internet, could inhibit the growth of the internet as a means of conducting commercial transactions, and, therefore, the prospects of our business.

These and other privacy and security developments that are difficult to anticipate could adversely affect our business, financial condition and results of operations.

If we are unable to maintain existing, or establish new arrangements with our travel suppliers, our business may be adversely affected.

Our business depends on our ability to maintain our relationships and arrangements with existing suppliers, as well as our ability to establish and maintain relationships with new travel suppliers. A substantial portion of our revenue less service cost derives from fees and commissions negotiated with travel suppliers for bookings made through our website. Many of our agreements with our travel suppliers are short-term contracts that require periodic renewal on a quarterly or yearly basis and provide our counterparties with a right to terminate on short notice or without notice. Adverse changes in existing arrangements, including an inability by any travel supplier to fulfill its payment obligation to us in a timely manner, increasing industry consolidation or our inability to enter into or renew arrangements with these parties on favorable terms, if at all, could reduce the amount, quality, pricing and breadth of the travel services and products that we are able to offer, which could adversely affect our business and financial performance.

We do not have formal arrangements with many of our travel suppliers.

We rely on travel suppliers to facilitate the sale of our travel services. We do not have formal agreements with many of our travel suppliers, including many hotels, whose booking systems or central reservations systems we rely on for bookings and confirmation as well as certain payment gateway arrangements. We cannot assure you that these third parties will not terminate these arrangements with us on short notice or without notice. Termination, non-renewal or suspension or an adverse amendment of any of these arrangements could have a material adverse effect on our business, financial condition and results of operations.

Our business and results of operations could be adversely affected by global and/or domestic economic conditions.

Due to the discretionary nature of travel expenditures, the travel industry tends to experience weak or reduced demand during economic downturns. Unfavorable changes in the business and economic conditions affecting our market could result in fewer reservations made through our websites and/or lower our net revenue margins and have a material adverse effect on our financial condition and results of operations. In addition, during periods of poor economic conditions, airlines and hotels tend to reduce rates or offer discounted sales to stimulate demand, thereby reducing our commission-based income. The weakness and uncertainty in the global economy have negatively impacted both corporate and consumer spending patterns and demand for travel services, globally and in India, and may continue to do so in the future. These poor economic conditions could adversely impact our growth plans, business, financial condition and results of operations.

Risks Related to Our Common Stock

There is no current trading market for our securities, and if a trading market does not develop, our stockholders may be unable to resell their shares.

Currently, we do not have an established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to seek a market maker to apply for admission to quotation of our securities on the OTC. However, there can be no assurance that a market maker will agree to file the necessary documents with the Financial Industry Regulatory Authority, nor can there be any assurance that such an application for quotation will be approved.  If for any reason our securities are not quoted on the OTC or a public trading market does not otherwise develop, holders of our securities may have difficulty selling their shares.

We will require additional financing to support our operations, which financing may not be available on favorable terms or at all; any new equity financing could have a dilutive effect on our existing stockholders.

We will require additional financing to sustain our business, which may not be available on favorable terms, if at all. We estimate that we will require approximately $1,700,000 and $5,800,000 in the next 12 and 24 months respectively, to continue and grow our business. We may seek additional funding through a combination of equity offerings, debt financings or other third-party funding and other collaborations, strategic alliances and licensing arrangements to fully implement our business plan. For instance, in fiscal years 2016 and 2017, we issued convertible notes, which may convert into shares of our common stock in the future. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders may experience significant dilution. In addition, these new securities may contain certain rights, preferences or privileges that are senior to those of the shares of our common stock, which may decrease the value of your investment in our common stock. If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.  Additionally, pursuant to the terms of the convertible notes described above, if we do not complete an underwritten public offering on a national securities exchange prior to the convertible notes maturing in 2019, we may be obligated to repay up to $2,126,801 to the holders of such convertible notes, which includes $476,318 in interest. If we do not obtain additional financing prior to the notes maturing, we may be unable to repay the note holders or may have to limit our growth plans, either of which could negatively impact our results of operations.

The reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, which may lead to volatility and a decrease in the price of our common stock.

For as long as we continue to be an emerging growth company, we may take advantage of exemptions from reporting requirements that apply to other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we may rely on these exemptions, which include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to opt out of the extended transition period for complying with the revised accounting standards. If investors find our common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for our common stock and our stock price may be more volatile or may decrease.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future; therefore, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

Stockholders may be subject to Indian taxes on income arising through the sale of our common stock.

In India, the Income Tax Act (1961) provides that income arising directly or indirectly through the sale of a capital asset, including shares of a company incorporated outside of India, will be subject to tax in India, if such shares derive, directly or indirectly their value substantially from assets located in India, whether or not the seller of such shares has a residence, place of business, business connection, or any other presence in India, if, on the specified date, the value of such assets located in India (i) exceeds a specified amount, or (ii) represents at least fifty per cent of the value of all the assets owned by the company. Further, the amendment does not deal with the interplay between this provision of Indian tax law and the existing double tax avoidance treaties that India has entered into with the United States. If the Indian tax authorities determine that our common stock derives its value substantially from assets located in India and the provisions of any relevant double tax avoidance treaty are deemed to be inapplicable in this context, stockholders may be subject to Indian income taxes on the income arising, directly or indirectly, through the sale of our common stock.

Our common stock will be and may continue to be subject to the “penny stock” rules of the SEC, which could make transactions in our common stock more cumbersome and may reduce the value of your investment in our common stock.

Rule 15g-9 under the Exchange Act defines a “penny stock” as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. To the extent a market develops for our common stock, we anticipate that our common stock will be, and may continue to be considered a penny stock. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and could depress the market value of our common stock, to the extent a market develops.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Prior to acquiring our Indian operating subsidiary we were a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Resales pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, of the securities of a former shell company, such as us, are not permitted (i) until at least 12 months have elapsed from the April 18, 2016 initial filing of this prospectus, which reflected our status as a non-shell company and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. As a result, any stockholders who receive shares in a transaction that is not registered under the Securities Act will be forced to hold their shares of our common stock for at least that 12-month period before they are eligible to sell those shares pursuant to Rule 144, and even after that 12-month period, sales may not be made under Rule 144 unless we and the selling stockholders are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could make an investment in our securities less attractive and could cause the share price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.  OTHER INFORMATION

On September 23, 2016, the Company entered into a software development agreement (the “2016 Software Development Agreement”) with Takniki Communications to further develop and enhance the Company’s online transaction platform, Travelcord.  The 2016 Software Development Agreement provides that the Company will pay Takniki $695,000 upon delivery of enhanced software, which is expected to occur on December 31, 2016. The parties anticipate that the Company will pay for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with terms similar to those provided in the convertible notes described in Note 10 to the consolidated financial statements included in this Quaterly Report. Takniki Communications is wholly-owned by our Vice President and director, Sachin Mandloi. The 2016 Software Development Agreement is included as an exhibit to this Quarterly Report.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 23, 2016	TripBorn, Inc.

	By:	/s/ Richard J. Shaw
Richard J. Shaw
Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Index to Exhibits

Exhibit Number		Description
10	.1*	TripBorn, Inc. 2016 Stock Incentive Plan, filed with our registration statement on Form S-1 (File No. 333-210821) on April 18, 2016.

10	.2*	Form of Nonqualified Stock Option Award Notice under the TripBorn, Inc. 2016 Stock Incentive Plan, filed with our registration statement on Form S-1 (File No. 333-210821) on April 18, 2016.

10	.3*
Consulting Agreement, effective May 24, 2016 between TripBorn, Inc. and LogiCore Strategies, LLC, filed with amendment number 1 to our registration statement on Form S-1 (File No. 333-210821) on July 19, 2016.

10.4		Software Development Agreement, dated September 23, 2016, between TripBorn, Inc. and Takniki Communications

31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.