Form 10-Q
period 2016-09-30
TripBorn, Inc.
filed 2016-11-15
CIK 1498232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  333-210821

TripBorn, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2447426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

812, Venus Atlantis Corporate Park
Near Prahalad Nagar Garden, Satellite
Ahmedabad, Gujarat, India 380 015
(Address of principal executive office) (Zip Code)

(91) 79 40191914
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 8, 2016, there were outstanding 76,804,914 shares of common stock, par value $0.0001 per share.

TripBorn, Inc.

Form 10-Q

For the Second Quarter and Six Months Ended September 30, 2016

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$162,560	$39,811	$256,802	$97,215

Cost of revenue	130,659	6,590	199,605	22,545

Gross profit	31,901	33,221	57,197	74,670

Operating expenses
Selling, general, and administrative expenses	93,079	35,834	141,246	79,116
Legal and consulting expenses	73,093	0	150,061	0

Income (loss) from operations	(134,271)	(2,613)	(234,110)	(4,446)

Other income (expense)
Depreciation and amortization	(52,244)	0	(101,748)	(728)
Interest expense	(37,068)	0	(71,458)	0
Total other income (expense)	(89,312)	0	(173,206)	(728)

Income (loss) before income tax expense	(223,583)	(2,613)	(407,316)	(5,174)
Income tax benefit (expense)	43,069	0	96,757	0

Net income (loss)	$(180,514)	$(2,613)	$(310,559)	$(5,174)

Basic income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares	76,804,914	1,298,701	76,804,914	1,298,701
Diluted weighted average number of shares	76,804,914	1,298,701	76,804,914	1,298,701

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(180,514)	$(2,613)	$(310,559)	$(5,174)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income / (loss)	(334)	(39)	(44)	(897)
Other comprehensive income (loss), net of tax	(334)	(39)	(44)	(897)
Comprehensive loss	$(180,848)	$(2,652)	$(310,603)	$(6,071)

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,101	$251,971
Accounts receivable	362,016	117,379
Other current assets	83,691	72,981
Total current assets	640,808	442,331

Property and equipment, net	17,805	10,207
Intangible assets, net	971,270	1,077,226
Deferred income taxes	112,992	33,680
TOTAL ASSETS	$1,742,875	$1,563,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235,223	$55,744
Other current liabilities	220,226	35,753
Total current liabilities	455,489	91,497

Long term liabilities
Loans payable – related party	0	23,958
Convertible notes	1,650,482	1,500,482
Total current and long term liabilities	2,105,971	1,615,937
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	0	0
Authorized shares: 10,000,000
Common stock $.0001 par value	7,681	7,681
Authorized shares: 200,000,000
Shares issued and outstanding: 76,804,914 and 76,804,914
Additional paid-in capital	75,708	75,708
Accumulated other comprehensive income (loss)	9,666	9,710
Retained earnings (deficit)	(456,151)	(145,592)
Total stockholders’ equity	(363,096)	(52,493)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,742,875	$1,563,444

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (Unaudited)

	Common Stock			Accumulated		Total
	Shares	Amount	Additional paid-in capital	other comprehensive income	Retained earnings (deficit)	stockholder’s equity (deficit)
Balance at March 31, 2016	76,804,914	$7,681	$75,708	$9,710	$(145,592)	$(52,493)

Other comprehensive income (loss)				$(44)		$(44)

Net income (loss)					$(310,559)	$(310,559)

Balance at September 30, 2016	76,804,914	$7,681	$75,708	$9,666	$(456,151)	$(363,096)

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(310,559)	$(5,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101,748	728
Other comprehensive income (loss)	(44)	(897)
Changes in operating assets and liabilities:
Accounts receivable	(244,637)	(3,682)
Other current assets	(10,710)	2,391
Deferred tax asset	(79,312)	47
Accounts payable and accrued expenses	179,479	317
Other current liabilities	184,513	17,030
Net cash provided (used) by operating activities	(179,522)	10,760
Cash flows from investing activities:
Change in property and equipment	(11,987)	5,699
Change in intangible assets	8,597	(12,230)
Net cash used in investing activities	(3,390)	(6,531)
Cash flows from financing activities:
Increase in common stock	0	1,396
Change in additional paid in capital	0	(1,712)
Increase (Decrease) in loan from shareholder	(23,958)	53,677
Increase in convertible notes	150,000	0
Net cash provided (used) in financing activities	126,042	53,361

Net increase (decrease) in cash and cash equivalents	(56,870)	57,590
Cash and cash equivalents at beginning of period	251,971	23,580
Cash and cash equivalents at end of period	$195,101	$81,170
Supplemental cash flow information
Cash paid for interest	$0	$0
Income tax payments	$0	$0

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 1 – Organization and Description of Business

TripBorn, Inc. (“TripBorn” or the “Company”) is a business to business online travel agency (“OTA”) that offers travel reservations and related travel services and products to travel agents in India through its proprietary internet-based platform at www.tripborn.com. TripBorn is a holding company that was incorporated in Delaware in January 2010 and operated as a shell company with nominal or no assets or operations until December 2015 when it acquired substantially all of the outstanding common stock of its operating subsidiary, Sunalpha Green Technologies Private Limited (“Sunalpha”). The Company has selected March 31st as its fiscal year end.

TripBorn was known as PinstripesNYC, Inc. until January 2016. TripBorn filed reports as PinstripesNYC, Inc. with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (“Exchange Act”) from August 2010 until it terminated its registration under the Exchange Act in May 2013.

On December 14, 2015, the Company acquired all of the outstanding shares of Sunalpha, which was incorporated under the laws of the Republic of India in November 2010. The transaction was accounted for as a reverse recapitalization. Sunalpha was the acquirer for financial reporting purposes, and TripBorn was the acquired company.

Note 2 – Summary of Significant Accounting Policies

Accounting Policies

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the Securities and Exchange Commission (the “SEC”). The Company's consolidated financial statements do not include all information and notes required by GAAP for complete financial statements. The consolidated balance sheet as of March 31, 2016 presented herein was derived from the Company’s audited consolidated balance sheet as of March 31, 2016. For additional information, please refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2016 (“fiscal 2016”) included in the Company's Registration Statement on Form S-1/A as filed with the SEC on August 5, 2016.

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

Revenue Recognition

The Company provides travel products and services to leisure and corporate travelers in India and abroad. The revenue from rendering these services is recognized at the time when significant risk and rewards are transferred to the customer. This is generally the case: (i) on the date of departure for vacation packages, (ii) on the date of check in for hotel bookings and (iii) on the date of issuance for the sale of airline tickets.

Revenue from the sale of airline tickets is recognized as an agent on a net commission earned basis when the Company does not assume any performance obligation following the confirmation of the issuance of an airline ticket to the customer. In instances where the Company has procured airline ticket vouchers in advance for an anticipated future demand from customers and assumes the risk of loss for unused tickets, the revenue from the sale of such airline tickets is accounted for on a gross basis.

Incentives from airlines are recognized when the performance obligations under the incentive programs are achieved.

Revenue from hotel reservations, including commissions earned, is recognized on a net basis as an agent, on the date of check-in, when the Company does not assume any performance obligation following the issuance of a hotel confirmation voucher to the customer. Where the Company has pre-booked hotel rooms for an anticipated future demand from customers and assumes the risk for unused hotel reservations, revenue from the sale of such hotel rooms is accounted for on a gross basis. Performance linked incentives from hotel bookings are recognized as income on achievement of performance obligations.

Revenue from vacation packages, including income from airline tickets sold to customers as a part of vacation packages, is accounted for on a gross basis as the Company is determined to be the primary obligor in the arrangement (i.e., the Company bears the risks and responsibilities including the responsibility for delivering the services).

Revenue from other sources primarily comprised of revenue from rail and bus ticket reservations is recognized as the services are performed. Revenue from rail and bus ticket reservations is recognized as an agent on a net commission earned basis since the Company does not assume any performance obligation following the confirmation of the issuance of the ticket to the customer.

Revenue is recognized net of cancellations, refunds, discounts and taxes. In the event tickets are cancelled, revenue recognized with respect to commissions earned by the Company on such tickets is reversed and is netted against the revenue earned during the fiscal period, at the time the cancellation is made by the customer. In addition, a liability is recognized in respect to the refund due to the customers for the gross amount charged to such customers net of cancellation fees. The revenue from the sale of vacation packages and hotel reservations is recognized on the customer’s departure and check-in dates, respectively. Cancellations, if any, do not impact revenue recognition since revenue is recognized upon the availment of services by the customer.

Cost of Revenue

Cost of revenue primarily consists of costs paid to hotel and vacation package suppliers for the acquisition of relevant services and products for sale to customers, and includes the hotel rooms and other services.

Cost of revenue is the amount paid or accrued to procure these services and products from the respective suppliers and does not include any other operating cost to provide these services or products. Cost of revenue is recognized when incurred, which coincides with the recognition of the corresponding revenue.

Operating Expenses

Operating expenses include advertising and business promotion costs, utilities, rent, payroll and consultants’ fees and charges, which are recognized on an accrual basis. Depreciation and amortization costs are amortized over the estimated useful lives of the assets.

Use of Estimates

In preparing the Company’s financial statements in accordance with U.S. GAAP, the Company’s management must make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ significantly from those estimates. The estimates underlying the Company’s consolidated financial statements include estimates of accruals for travel transactions, valuation of accounts receivable, useful life of long-lived assets and income taxes.

Cash and Cash Equivalents

The Company considers all highly-liquid investments (including money market funds) that have an original maturity date at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Sunalpha has six accounts denominated in Indian Rupees. As of September 30, 2016, the cash balance in financial institutions in India was USD $108,578. Sunalpha’s transactions are in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

Receivables and Credit Policies

Accounts receivable are comprised of uncollateralized customer obligations due under normal trade terms that generally range from one day to ten days from the time of the transaction. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices exceeding credit terms are considered delinquent. Payments of accounts receivable are allocated to specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets. The Company charges repairs and maintenance costs that do not extend the lives of the assets to expenses as incurred.

Intangible Assets

Intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets that have limited useful lives are amortized on a straight line basis over the shorter of either their useful or legal lives.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company maintains its cash in bank deposit accounts, which are not insured. The Company has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk related to its cash holdings.

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

U.S. GAAP requires the Company’s management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. The Company has concluded that as of September 30, 2016 and 2015 there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The Company’s management believes that the Company’s income tax returns for the last three years remain subject to examination based on normal statutory periods, notwithstanding any events or circumstances that may exist which could expand the open period.

Foreign Currency Translation

The Company translates the foreign currency financial statements into U.S. Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of ASC subtopic 830-10, Foreign Currency Matters. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the reporting periods. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit).

Note 3 – Change in Control Transaction

On December 8, 2015, the Company issued 71,428,570 shares of common stock to Arna Global LLC (“Arna”) for cash consideration of $95,500 pursuant to the Stock Purchase Agreement among the Company, Arna, and Maxim Kelyfos, LLC, dated December 8, 2015 (the “Stock Purchase Agreement”). Arna is wholly-owned by the Company’s president and director, Deepak Sharma. The Company accounted for the change in control transaction with Arna using the acquisition method of accounting. Arna obtained control of 93% of the outstanding shares of common stock of the Company in connection with the Stock Purchase Agreement, and is the acquirer. This transaction resulted in (i) no identifiable assets being acquired, (ii) no liabilities being assumed, (iii) no goodwill being recognized and (iv) no gains being recognized from a bargain purchase.

Note 4 - Acquisition of Sunalpha Green Technologies Private Limited

On December 14, 2015, the Company acquired substantially all of the outstanding shares of Sunalpha, which was incorporated under the laws of the Republic of India in November 2010. The transaction was accounted as a reverse recapitalization. Sunalpha was the acquirer for financial reporting purposes, and TripBorn was the acquired company. Consequently, the assets, liabilities and results of operations that are reflected in the Company’s consolidated financial statements prior to the December 14, 2015 transaction are those of Sunalpha and are recorded using the historical cost basis. The consolidated financial statements after completion of the December 14, 2015 transaction include the assets, liabilities and results of operations of the Company and Sunalpha.

Note 5 - Increase in Authorized Shares

The Company amended its certificate of incorporation on January 13, 2016 to (i) increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 and (ii) change its name from PinstripesNYC, Inc. to Tripborn, Inc.

Note 6 - Property and Equipment

Property and Equipment consists of the following as of September 30 and March 31, 2016. The property and equipment listed below are recorded in the books of Sunalpha.
	September 30,	March 31,
	2016	2016
Computer	$20,639	$11,634
Furniture & Fixture	4,125	4,125
Office Equipment	5,616	2,638
Software License	407	407
Total	30,787	18,804
Accumulated Depreciation	(12,982)	(8,597)
Fixed Assets, net	17,805	10,207

Depreciation expense for the quarters ended September 30, 2016 and 2015 is $2,740 and $0, respectively.

Note 7 - Intangible Assets

Intangible assets consist of the following as of September 30, 2016 and March 31, 2016:
	September 30,	March 31,
	2016	2016
API Access	$112,896	$121,455
Software	956,000	956,000
Total	1,068,896	1,077,455
Accumulated amortization	(97,626)	(229)
Intangible assets, net	971,270	1,077,226

Amortization expense for the quarters ended September 30, 2016 and 2015 was $49,500 and $0, respectively.

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

Note 8 - Tax Recovery Charges

The Company, through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from such providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference between the amount paid to acquire services and the amount collected from selling  services is remitted to taxing authorities ("tax recovery charge"). As of September 30, 2016, the Company has a balance of $0 with the taxing authorities to offset future service tax due.

Note 9 - Related Party Transactions

i. Convertible Notes

Mr. Sharma loaned the Company $156,407, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an underwritten public offering of its common stock in connection with a listing on a national securities exchange (an “Uplist Transaction”) prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 3,432,234 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Mr. Sharma will have the option to receive full payment of the outstanding principal balance or the Note Shares, each together with accrued unpaid interest paid in cash. Mr. Sharma also will have the option to receive full payment of the outstanding principal or the Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

Sachin Mandloi, the Company’s vice president and director, loaned the Company $38,076, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 835,552 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Mr. Mandloi will have the option to receive full payment of the outstanding principal balance or the Note Shares, each together with accrued unpaid interest paid in cash. Mr. Mandloi also will have the option to receive full payment of the outstanding principal or the Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

In connection with the Software Agreement dated December 16, 2015, pursuant to which the Company acquired ownership and development rights to the Travelcord software from Arna for a fee of $956,000, Arna, wholly owned by the Company’s president and director, Mr. Sharma, loaned the Company $956,000, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 21,194,381 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Arna will have the option to receive full payment of the outstanding principal balance or the Note Shares, each together with accrued unpaid interest paid in cash. Arna also will have the option to receive full payment of the outstanding principal or the Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

ii. Loans Payable - Related Party

Loans payable – related party include advances of $21,457 and $2,501 provided by Arna and Mr. Sharma, respectively. These advances were provided to the Company to meet certain operating expenses, and were repaid by the Company in July 2016.

iii. Guarantee

Deposits of the Company’s president and director, Mr. Sharma, with IndusInd Bank Ltd. serve as collateral for a guarantee in the amount of $50,000 in favor of the International Air Transport Association (“IATA”) on behalf of Sunalpha. IndusInd Bank Ltd. will pay the guaranteed amount for claims through September 30, 2016.

iv. Software Development Agreement

On September 23, 2016, the Company entered into a software development agreement (the “2016 Software Development Agreement”) with Takniki Communications to further develop and enhance the Company’s online transaction platform, Travelcord.  The 2016 Software Development Agreement provides that the Company will pay Takniki $695,000 upon delivery of enhanced software, which is expected to occur on December 31, 2016. The parties anticipate that the Company will pay for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with terms similar to those provided in the convertible notes described in Note 10 below. Takniki Communications is wholly-owned by our vice president and director, Mr. Mandloi.

Note 10 - Convertible Notes

On February 8, 2016, the Company issued convertible promissory notes to three accredited investors in the aggregate principal amount of $350,000 pursuant to a note purchase agreement of the same date. An additional convertible promissory note (the “Additional Note”) was issued to one of the accredited investors in the principal amount of $150,000 on July 1, 2016 pursuant to the February 8, 2016 note purchase agreement.  Interest will accrue at the rate of 6% per annum. In the event that the Company completes an Uplist Transaction prior to the February 8, 2019 maturity date (the Additional Note has a maturity date of July 1, 2019), the outstanding principal balance of the note will automatically convert into a total of 13,080,294 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, the noteholders will have the option to receive full payment of the outstanding principal balance of the Note Shares each together with accrued unpaid interest paid in cash. The noteholders also will have the option to receive full payment of the outstanding principal or the Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

Note 11 - Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at September 30, 2016 and March 31, 2016 are $112,992 and $33,680, respectively.

The Company files its income tax returns on a fiscal year basis.

The future effective income tax rate depends on various factors such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company files income tax returns in the U.S. Federal jurisdiction and various State jurisdictions. Sunalpha files tax returns in India. The Company is generally subject to U.S. Federal, State and local examinations by tax authorities for the past three years.

Note 12 - New Accounting Pronouncements

i.	In August 2014, FASB issued amended guidance related to disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, as necessary, to provide related footnote disclosures. The guidance is effective beginning December 31, 2016. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

ii.	In May 2014, FASB issued Accounting Standard Update, or ASU, 2014-09-Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

iii.	In January 2015, FASB issued ASU 2015-01-Income Statement-Extraordinary and Unusual Items, which seeks to simplify Extraordinary Items. This ASU eliminates the concept of extraordinary items from GAAP. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required an entity to separately classify, present and disclose extraordinary events and transactions. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

Note 13 - Net Income (Loss) Per Share

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(180,514)	$(2,613)	$(310,559)	$(5,174)
Weighted average common shares outstanding	76,804,914	76,804,914	76,804,914	76,804,914
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(180,514)	$(2,613)	$(310,559)	$(5,174)
Weighted average common shares outstanding	76,804,914	76,804,914	76,804,914	76,804,914
Dilutive effects of convertible debt
Weighted average common shares, assuming dilutive effect of convertible debt	76,804,914	76,804,914	76,804,914	76,804,914
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Due to net loss, the shares of common stock underlying the convertible notes described in Notes 9 and 10 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

Note 14 - Commitments

The Company is the business to business (B2B) Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (API) agreement, dated September 30, 2016, the Company is required to pay a minimum annual maintenance fee of $8,600 to IRCTC. In the event the agreement is renewed, the annual fee will be based on the number of active railway agents that use the Company’s rail booking services on the Company’s platform.

Until December 8, 2015, the Company shared office space with Maxim Group LLC. The majority member of Maxim Group LLC is the sole stockholder of Maxim Kelyfos, LLC, which owned 93% of the Company’s common stock outstanding prior to the acquisition of Sunalpha by the Company.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by a director of the Company on a rent-free basis. As of September 30, 2016 and 2015, the Company has not paid any rent. The Company is expected to pay market rate rent once the Company is profitable.

As of March 1, 2016, the Company leased office space in Ahmedabad, India for a term of five years. The operations of the Company are being undertaken from the new premises. The Company will pay approximately $1,260 per month pursuant to the lease agreement.

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

Note 15 - Subsequent Events

The Company has evaluated subsequent events through November 8, 2016 and determined that there are none.

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

We engineered our internet-based platform, Travelcord using multiple systems platforms with an emphasis on scalability, performance and reliability. We integrated other software platforms, applications and database systems into Travelcord. We designed these internal platforms to include open application protocol interfaces that can provide connectivity to our travel services suppliers. Our travel services suppliers include aggregators and individual providers such as individual hotels. Our applications use secure communications and transactions, as appropriate.

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

Hotel reservations

We offer access to reservations with 400,000 hotels across the world, including hotels in India through aggregators that we have directly connected into our booking system. Our platform allows our travel agent customers to meet their customers’ needs by searching for hotel availability by location and sorting search results by star ratings and price. Our search results include photos and descriptions of the hotels’ amenities.

Bus ticketing

Our travel agent customers can book bus tickets on our website through an aggregator that is directly connected into our booking system. Our platform consolidates ticketing for largely unorganized regional bus services for the benefit of our travel agents and their customers. As a value added service, our platform allows our travel agent customers to select specific seats by gender, which is of interest to their Indian customers.  We may also procure bus tickets offline from individual bus operators for our travel agent customers. We procure bus tickets for our travel agent customers at base rates and earn revenue by including a markup or fees on the tickets. We also earn incentives and commissions from our supplier for completing bookings.

Rail ticketing

We are a B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows us to offer reservations through Indian Railways’ passenger reservation system on our webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. We have integrated our system with IRCTC’s to provide a seamless booking process for our travel agent customers. According to the 2014-15 annual report of the Ministry of Railways, Indian Railways carries approximately 23 million passengers daily. Rail travel is the primary mode of transportation in India, particularly in rural areas.

Our agreement with IRCTC provides for a one-year term that expires in October 2017. IRCTC may terminate or temporarily suspend the agreement without prior notice.

Visa processing

Through third parties, we can arrange for visa processing as an ancillary service for the customers of our travel agent customers. We pay our suppliers for the service and collect fees from our travel agent customers.

Vacation packages

Our travel agent customers can search our platform for available vacation packages or submit inquiries regarding their customers’ preferences to be fulfilled by us and/or our third-party suppliers. Our call center is also available to our customers to facilitate these requests.

Pre- and post-paid services and utilities

As a value-added service, our travel agent customers may use our internet platform to make pre- and post-paid mobile payments and payments for television service and data cards on behalf of their customers.

White label solution

Through our internet platform, we provide white label travel solutions that allow our travel agent customers to use their own branded platform for customer use. Agents that take advantage of this service can offer tickets and reservations through their own branded website powered by our platform and can issue tickets that include their own logos.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided for the fiscal year ended March 31, 2016 in our Registration Statement on Form S-1/A filed on August 5, 2016.

RESULTS OF OPERATIONS

The following table presents, for the second quarter and first six months of fiscal years 2017 and 2016, the components of our consolidated statements of income:

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$162,560	$39,811	$256,802	$97,215

Cost of revenue	130,659	6,590	199,605	22,545

Gross profit	31,901	33,221	57,197	74,670

Operating expenses
Selling, general, and administrative expenses	93,079	35,834	141,246	79,116
Legal and consulting expenses	73,093	0	150,061	0

Income (loss) from operations	(134,271)	(2,613)	(234,110)	(4,446)

Other income (expense)
Depreciation and amortization	(52,244)	0	(101,748)	(728)
Interest expense	(37,068)	0	(71,458)	0
Total other income (expense)	(89,312)	0	(173,206)	(728)

Income (loss) before income tax expense	(223,583)	(2,613)	(407,316)	(5,174)
Income tax benefit (expense)	43,069	0	96,757	0

Net income (loss)	$(180,514)	$(2,613)	$(310,559)	$(5,174)

SECOND QUARTER ENDED SEPTEMBER 30, 2016 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 30, 2015

Revenue

Net revenues for the second quarter ended September 30, 2016 were $162,560 compared to $39,811 for the second quarter ended September 30, 2015. Revenue for the quarter ended September 30, 2016 consisted of $28,971 from air ticketing compared to $26,730 in the prior year quarter, $1 in bus ticketing compared to $5 in the prior year quarter, $9,038 from rail ticketing compared to $0 in the prior year quarter, $2,237 from hotel booking compared to $101 in the prior year quarter, $100,843 from vacation packages compared to $6,725 in the prior year quarter, $2,719 from payment services compared to $23 in the prior year quarter, and $18,751 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $6,227 in the prior year quarter. Revenue grew $122,749 or 308% in the second quarter ended September 30, 2016 compared to the prior year quarter and grew $68,317 or 72% compared to the first quarter ended June 30, 2016. Increased transaction volume through the addition of more agents and an increased geographical reach which are supported by the hiring of additional personnel, was the primary driver underlying the revenue growth.  The largest growth area was from vacation packages, which grew by $94,118 over the prior year quarter and by $54,157 or 116% over the first quarter ended June 30, 2016.

Cost of Revenues and Gross Profit

The cost of revenue for the second quarter ended September 30, 2016 was $130,659 compared to $6,590 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. The increase in cost of revenue from the second quarter ended September 30, 2016 compared to the prior year quarter resulted from increased costs associated with our vacation packages as revenues grew significantly as noted in the revenue section above.

Gross profit from revenues for the second quarter ended September 30, 2016 was $31,901 compared to $33,221 for the prior year quarter.  The $1,320 decrease was driven primarily by an increase in costs primarily related to our vacation packages combined with competitive pricing pressure.

Operating Expenses

Total operating expenses for the second quarter ended September 30, 2016 were $166,172 compared to $35,834 for the prior year quarter.  Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as our operations have grown to support our revenue growth. Our operating expenses for the second quarter ended September 30, 2016 includes an increase of $73,093 in legal and consulting expenses compared to the prior period due to costs associated with being an Exchange Act reporting company.

We expect our sales and marketing expenses to continue to increase as we continue to grow the business and hire experienced personnel to support our expanding business and operations. We anticipate our general and administrative expenses will increase as we incur expenses associated with being an Exchange Act reporting company and applying to have our shares quoted on the OTCQB Market.

SIX MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2015

Revenue

Net revenues for the six months ended September 30, 2016 were $256,802 compared to $97,215 for the six months ended September 30, 2015. Revenue for the six months ended September 30, 2016 consisted of $56,363 from air ticketing compared to $58,112 in the prior period, $281 from bus ticketing compared to $246 in the prior period, $9,858 from rail ticketing compared to $0 in the prior period, $3,711 from hotel bookings compared to $(2,117) in the prior period, $147,529 from vacation packages compared to $25,361 in the prior period, $4,590 from payment services compared to $(624) in the prior period, and $34,470 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $16,237 in the prior period. The primary driver underlying the $159,587 or 164% revenue growth compared to the prior period is the continued expansion of our travel agent network, geography, and product offerings. This growth has been driven by increased sales and additional marketing personnel. The decrease of $1,749 in revenue from air ticketing resulted from a highly competitive and price sensitive marketplace for air ticketing services.

Cost of Revenues and Gross Profit

The cost of revenue for the six months ended September 30, 2016 was $199,605 compared to $22,545 for the six months ended September 30, 2015. The cost of revenue represents fees charged by our suppliers. The increase in cost of revenue from the six months ended September 30, 2016 to the prior period resulted from an increase in the costs associated with revenue growth and was primarily driven by our vacation packages as these revenues grew by $122,168 in the six months ended September 30, 2016 compared to the prior period.

Gross profit from revenues for the six months ended September 30, 2016 was $57,197 compared to $74,670 for the prior period.  This $17,473 decrease was driven primarily by increased costs in providing revenue and competitive pricing pressure.

Operating Expenses

Total operating expenses for the six months ended September 30, 2016 were $291,307 compared to $79,116 for the six months ended September 30, 2015. Our operating expenses include our sales and marketing, payroll and general and administrative costs and the increase in these costs was driven by our increased headcount as our operations have grown to support our revenue growth. Our operating expenses for the six months ended September 30, 2016 includes an increase of $150,061 in legal and consulting expenses compared to the prior period due to costs associated with being an Exchange Act reporting company.

We expect our sales and marketing expenses to increase as we continue to grow the business and hire experienced personnel to support our expanding business and operations. We anticipate our general and administrative expenses to increase as we incur expenses associated with being an Exchange Act reporting company and applying to have our shares trade on the OTCQB Market.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, we had $195,101 in cash and cash equivalents compared to $251,971 as of March 31, 2016. This $56,870 decrease in cash is a result of selling, general, and administrative costs exceeding net revenues generated during the three months ended September 30, 2016. As of September 30, 2016, we have a shareholders’ equity deficit of $363,096 compared to a deficit of $52,493 as of March 31, 2016, which resulted from an increase in operating losses during the six months ended September 30, 2016.

Our primary source of working capital to date has been through the sale and issuance of convertible notes.  Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:
	Six Months Ended
	September 30,	September 30,
	2016	2015
Cash Provided by (Used in):
Operating Activities	$(179,522)	$10,760
Investing Activities	(3,390)	(6,531)
Financing Activities	126,042	53,361

Operating Activities: Net cash used by operations was $179,522 during the six months ended September 30, 2016 compared to $10,760 of net cash provided in operating activities during the same period in 2015.

The year-over-year increase in cash used by operations is primarily the result of operating losses that were partially offset by positive changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the six months ended September 30, 2016, there was a cash use of $3,390 from investing activities compared to a cash use of $6,531 in the same period in 2015.  These cash uses represent net changes in property, plant, and equipment and intangible assets.

Financing Activities: During the six months ended September 30, 2016, there was $126,042 of cash provided by financing activities compared to a cash provision of $53,361 in the same period in 2015.  Cash generated during the six months ended September 30, 2016 resulted from the sale of convertible promissory notes to non-affiliate investors and cash generated during the same period of 2015 resulted from loans we received from our founders.

We presently do not have a senior credit or revolving credit facility and do not expect to obtain one in the foreseeable future.

We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities.  We estimate that we will require approximately $1.7 million and $5.8 million in the next 12 and 24 months to support our continued operations.

We took the following steps during fiscal years 2016 and 2017 to manage our liquidity and to avoid default on any material third-party obligations:

We continue to employ “on demand” procurement processes for travel products that we sell to our customers. We also continue our attempts to collect customer payments promptly based on their payment terms, which has helped us manage our working capital needs.

We raised $350,000 in the last quarter of fiscal 2016 and an additional $150,000 in the first quarter of fiscal 2017 pursuant to the Company’s issuance of convertible notes. The notes have a three-year term and bear interest at the rate of six percent payable at maturity. The principal amount of each note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity.

We issued convertible notes to affiliates totaling $1,150,483 in the fourth quarter of fiscal 2016. The notes have a three-year term and bear interest at the rate of ten percent payable at maturity. The principal amount of each note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity. One such note in the principal amount of $956,000 was issued to Arna to finance the purchase of our Travelcord software under a Software Agreement with Arna, dated as of December 16, 2015.

The Company is actively seeking a market maker to apply to have our common stock quoted on the OTCQB Market.

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

	Quarter Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Gross Bookings[1]	$1,934,399	$508,545	$3,187,394	$1,043,837

Revenue Margin[2]	8.4%	7.8%	8.1%	9.3%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Revenue margin is defined as revenue as a percentage of gross bookings.

The increase in gross bookings is driven by increases in all of our products as we increase our agent network and expand our geographic reach.  Revenue margin increased in the quarter ended September 30, 2016 to 8.4% from 7.8% in the same period in the prior year and from 7.5% in the first quarter ended June 30, 2016.  These increases are driven by growing revenues from our higher margin product offerings including hotel bookings and vacation packages while also selling high volume but lower margin offerings including air, rail, and bus ticketing. Revenue margin declined in the six months ended September 30, 2016 to 8.1% from 9.3% in the same period in the prior year due to price pressure on air ticketing and low margin rail ticketing out-pacing higher margin vacation and hotel package offerings.

OUTLOOK

On November 8, 2016 the Indian government announced that their two largest denomination banknotes in circulation at that time, the 500 and 1,000 rupee banknote (valued at USD $7.55 and USD $15.10, respectively), would no longer be honored and would be replaced with newly designed notes.  The move was prompted to rid the economy of counterfeit money.  We are currently evaluating the impacts that this move may have on our business.  Since a portion of our business is dependent upon cash paying customers, there could be a short term decline in revenue while the Indian population exchanges the cancelled notes for new currency.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, based on their evaluation of TripBorn’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) as of September 30, 2016, have concluded that TripBorn’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

As a newly public company, we have not yet been required to provide a report of management’s assessment regarding internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1.A RISK FACTORS

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

Our presentation currency is the U.S. dollar. However, the functional currency of our operating subsidiary is the Indian Rupee. Any fluctuation in the value of the Indian Rupee against the U.S. dollar, such as the approximately five percent drop in the average value of the Indian Rupee as compared to the U.S. dollar during 2015, will affect our results of operations. We expect to be adversely affected by any further depreciation of the Indian Rupee against the U.S. dollar.

The Indian government has announced that their two largest denomination banknotes, the 500 and 1,000 rupee banknotes in circulation on November 8, 2016 will no longer be honored and will be replaced with newly designed notes.

The primary objective of this move is to rid the Indian economy of counterfeit money.  The demonetized currency represents approximately 22 billion notes, worth approximately $214 billion, or 14% of India’s GDP, and accounts for approximately 90% of the value of currency circulating in India.  India remains a largely unbanked country with cash transactions typical.  The demonetized currency can be exchanged at banks for new, re-designed notes.  As much of India is rural, much of the Indian population will need to travel to banks which in some instances can be long distances away in order to exchange their large denomination currency.  Economists believe that this decision by the Indian government will put a severe strain on the Indian economy in the short term as many people will be limited to smaller denomination currency in order to conduct daily transactions. We are currently evaluating the impacts that this decision may have on our business.

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

As a U.S.-based holding company that provides services in India through our operating subsidiary, we are subject to income taxes and non-income based taxes in the United States and in India. Due to economic and political conditions, tax rates and tax regimes in the jurisdictions in which we are located and operate may be subject to significant change. Our future effective tax rates could be affected by changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Although we believe that our tax filing positions are reasonable and comply with applicable laws, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If our effective tax rates were to increase, our cash flows, financial condition and results of operations would be adversely affected.

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

Currently, we do not have an established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to seek a market maker to apply for admission to quotation of our securities on the OTCQB. However, there can be no assurance that a market maker will agree to file the necessary documents with the Financial Industry Regulatory Authority, nor can there be any assurance that such an application for quotation will be approved.  If for any reason our securities are not quoted on the OTCQB or a public trading market does not otherwise develop, holders of our securities may have difficulty selling their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2016, we issued a convertible promissory note to an accredited investor in the aggregate principal amount of $150,000 pursuant to a note purchase agreement dated February 8, 2016. The note bears interest at an annual rate of 6%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on July 1, 2019. In the event that we complete an Uplist prior to the July 1, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 3,924,088 shares of common stock, which we refer to as the note shares. If the Uplist does not occur prior to the maturity date, then the noteholder will have the option to receive full payment of the outstanding principal balance or the note shares, each together with unpaid accrued interest paid in cash. The noteholder also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

The above transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. In reliance on this exemption, we considered the following:

•	The company did not engage in any general solicitation or advertising;

•	The investor had a pre-existing, substantive relationship with our President, Deepak Sharma;

•	The investor is sophisticated in matters of finance and business;

•	The investor was given access to the type of information regarding the Company that would typically be included in a prospectus used in connection with an offering registered with the Securities and Exchange Commission; and

•	The investor has agreed to hold the securities for its own account, and not with a view to distribute the note shares.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2016	TripBorn, Inc.

	By:	/s/ RICHARD J. SHAW
Richard J. Shaw
Chief Financial Officer, Principal Financial, and Authorized Officer

Index to Exhibits
Exhibit Number		Description
10.1
Software Development Agreement, dated September 23, 2016, by and between TripBorn, Inc. and Takniki Communications, filed with the Quarterly Report on Form 10-Q for the period ended June 30, 2016 on September 26, 2016.

10.2		Application Programming Interface (API) Agreement, dated September 30, 2016, by and between Sunalpha Green Technologies Private Limited and the Indian Railway Catering and Tourism Corporation Limited.

31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.INS	XBRL Instance Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	.SCH	XBRL Taxonomy Extension Schema Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.