Form 10-Q
period 2016-12-31
TripBorn, Inc.
filed 2017-02-14
CIK 1498232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 8, 2017, there were outstanding 78,971,581 shares of common stock, par value $0.0001 per share.

TripBorn, Inc.

Form 10-Q

For the Third Quarter and Nine Months Ended December 31, 2016

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net revenue	$148,387	$40,517	$405,189	$137,732

Cost of revenue	73,271	4,361	272,876	26,906

Gross profit	75,116	36,156	132,313	110,826

Operating expenses
Selling, general, and administrative expenses	112,750	41,581	253,996	120,697
Legal and consulting expenses	56,110	0	206,171	0

Income (loss) from operations	(93,744)	(5,425)	(327,854)	(9,871)

Other income (expense)
Depreciation and amortization	(51,809)	0	(153,557)	(728)
Interest expense	(37,068)	0	(108,526)	0
Total other income (expense)	(88,877)	0	(262,083)	(728)

Income (loss) before income tax expense	(182,621)	(5,425)	(589,937)	(10,599)
Income tax benefit (expense)	55,260	0	152,017	0

Net income (loss)	$(127,361)	$(5,425)	$(437,920)	$(10,599)

Basic income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average number of shares	76,816,272	5,696,183	76,816,272	5,696,183
Diluted weighted average number of shares	76,816,272	5,696,183	76,816,272	5,696,183

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income (loss)	$(127,361)	$(5,425)	$(437,920)	$(10,599)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income / (loss)	501	24	457	(873)
Other comprehensive income (loss), net of tax	501	24	457	(873)
Comprehensive loss	$(126,860)	$(5,401)	$(437,463)	$(11,472)

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$576,015	$251,971
Accounts receivable	304,413	117,379
Other current assets	112,344	72,981
Total current assets	992,772	442,331

Property and equipment, net	15,523	10,207
Intangible assets, net	1,608,993	1,077,226
Deferred income taxes	168,232	33,680
TOTAL ASSETS	$2,785,520	$1,563,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,524	$55,744
Other current liabilities	242,255	35,753
Total current liabilities	472,779	91,497

Long term liabilities
Loans payable – related party	0	23,958
Convertible notes	2,342,697	1,500,482
Total current and long term liabilities	2,815,476	1,615,937
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	0	0
Authorized shares: 10,000,000
Common stock $.0001 par value	7,834	7,681
Authorized shares: 200,000,000
Shares issued and outstanding: 78,338,247 and 76,804,914
Additional paid-in capital	535,555	75,708
Accumulated other comprehensive income (loss)	10,167	9,710
Retained earnings (deficit)	(583,512)	(145,592)
Total stockholders’ equity (deficit)	(29,956)	(52,493)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,785,520	$1,563,444

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2016	76,804,914	$7,681	$75,708	$9,710	$(145,592)	$(52,493)

Issuance of common stock	1,533,333	$153	$459,847			$460,000

Other comprehensive income (loss)				$457		$457

Net income (loss)					$(437,920)	$(437,920)

Balance at December 31, 2016	78,338,247	$7,834	$535,555	$10,167	$(583,512)	$(29,956)

See accompanying notes to financial statements.

TRIPBORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(437,920)	$(10,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	153,557	728
Other comprehensive income (loss)	457	(873)
Changes in operating assets and liabilities:
Accounts receivable	(187,034)	12,104
Other current assets	(39,363)	(23,484)
Deferred tax asset	(134,552)	58
Accounts payable and accrued expenses	174,780	(1,631)
Other current liabilities	206,502	19,840
Net cash used in operating activities	(263,573)	(3,857)
Cash flows from investing activities:
Change in property and equipment	(10,365)	5,758
Change in intangible assets	(680,275)	(88,362)
Net cash used in investing activities	(690,640)	(82,604)
Cash flows from financing activities:
Increase in common stock	153	82,941
Change in additional paid in capital	459,847	(1,712)
Increase (Decrease) in loan from shareholder	(23,958)	(25)
Increase in convertible notes	842,215	0
Net cash provided by financing activities	1,278,257	81,204

Net increase (decrease) in cash and cash equivalents	324,044	(5,257)
Cash and cash equivalents at beginning of period	251,971	23,580
Cash and cash equivalents at end of period	$576,015	$18,323
Supplemental cash flow information
Cash paid for interest	$0	$0
Income tax payments	$0	$0

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

December 31, 2016

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the Securities and Exchange Commission (the “SEC”). The Company's consolidated financial statements do not include all information and notes required by U.S. GAAP for complete financial statements. The consolidated balance sheet as of March 31, 2016 presented herein was derived from the Company’s audited consolidated balance sheet as of March 31, 2016. For additional information, please refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2016 (“fiscal 2016”) included in the Company's Registration Statement on Form S-1/A as filed with the SEC on August 5, 2016.

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

Revenue is recognized net of cancellations, refunds, discounts and taxes. In the event tickets are cancelled, revenue recognized with respect to commissions earned by the Company on such tickets is reversed and is netted against the revenue earned during the fiscal period, at the time the cancellation is made by the customer. In addition, a liability is recognized with respect to the refund due to the customers for the gross amount charged to such customers net of cancellation fees. The revenue from the sale of vacation packages and hotel reservations is recognized on the customer’s departure and check-in dates, respectively. Cancellations, if any, do not impact revenue recognition since revenue is recognized upon the availment of services by the customer.

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

Sunalpha has six accounts denominated in Indian Rupees. As of December 31, 2016, the cash balance in financial institutions in India was USD $91,628. Sunalpha’s transactions are in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

U.S. GAAP requires the Company’s management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. The Company has concluded that as of December 31, 2016 and 2015 there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The Company’s management believes that the Company’s income tax returns for the last three years remain subject to examination based on normal statutory periods, notwithstanding any events or circumstances that may exist which could expand the open period.

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

Note 6 - Property and Equipment

Property and equipment, net consists of the following as of December 31 and March 31, 2016. The property and equipment listed below are recorded in the books of Sunalpha.
	December 31,	March 31,
	2016	2016
Computer	20,783	11,634
Furniture & Fixture	$4,139	$4,125
Office Equipment	5,768	2,638
Software License	244	407
Total	30,934	18,804
Accumulated Depreciation	(15,411)	(8,597)
Fixed Assets, net	15,523	10,207

Depreciation expense for the quarters ended December 31, 2016 and 2015 is $2,309 and $0, respectively.

Note 7 - Intangible Assets

Intangible assets consist of the following as of December 31, 2016 and March 31, 2016:
	December 31,	March 31,
	2016	2016
API Access	129,876	121,455
Software	$1,651,000	$956,000
Total	1,780,876	1,077,455
Accumulated amortization	(171,883)	(229)
Intangible assets, net	1,608,993	1,077,226

Amortization expense for the quarters ended December 31, 2016 and 2015 was $49,500 and $0, respectively.

Intangible assets, net consist of Application Programming Interface (API) access with major travel companies and a customized online transaction platform called Travelcord for use on the Company’s website, www.tripborn.com. API components are used to send/receive/retrieve various data to and from supplier systems for tickets availability, pricing, aggregation and booking information. The API specifies how software components or applications should interact with each other using graphical user interfaces (GUI). These components are automated software components or set of routines, protocols and tools for building and communicating various software applications.

Following the Company’s acquisition of Sunalpha, the Company acquired ownership and development rights to the Travelcord software from Arna for a fee of $956,000 pursuant to a Software Agreement dated December 16, 2015. The Company paid the $956,000 fee to Arna in the form of a convertible promissory note. The Travelcord software was recognized as an intangible asset at historical cost pursuant to ASC 350-40 Intangibles – Goodwill and Other, Internal Use Software, and no goodwill was recognized. Arna acquired the Travelcord software from Takniki Communications, which is wholly-owned by our vice president and director, Sachin Mandloi pursuant to a Software Development Agreement, dated January 26, 2015.   Pursuant to a Software Development Agreement between Takniki Communications and TripBorn, Inc. dated September 23, 2016 the Travelcord software was upgraded, with additional features and capabilities added.  The Company paid for this upgrade via the issuance of a convertible promissory note in the amount of $695,000, convertible into 10,303,070 shares of the Company’s common stock and further discussed in Note 9, below.

Note 8 - Tax Recovery Charges

The Company, through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from such providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference between the amount paid to acquire services and the amount collected from selling  services is remitted to taxing authorities ("tax recovery charge").   As of December 31, 2016, the Company has a balance of $17,887 with the taxing authorities to offset future service tax due.

Note 9 - Related Party Transactions

i. Convertible Notes

Mr. Sharma, the Company’s president and director, loaned the Company $156,407, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an underwritten public offering of its common stock in connection with a listing on a national securities exchange (an “Uplist Transaction”) prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 3,432,234 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Mr. Sharma will have the option to receive full payment of the outstanding principal balance or the Note Shares, each together with accrued unpaid interest paid in cash. Mr. Sharma also will have the option to receive full payment of the outstanding principal or the Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

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

iii. Guarantee

Deposits of the Company’s president and director, Mr. Sharma, with IndusInd Bank Ltd. serve as collateral for a guarantee in the amount of $50,000 in favor of the International Air Transport Association (“IATA”) on behalf of Sunalpha. IndusInd Bank Ltd. will pay the guaranteed amount for claims through September 30, 2017.

iv. Software Development Agreement

On September 23, 2016, the Company entered into a software development agreement (the “2016 Software Development Agreement”) with Takniki Communications to further develop and enhance the Company’s online transaction platform, Travelcord.  Pursuant to the 2016 Software Development Agreement, the Company agreed to pay Takniki Communications $695,000 upon delivery of enhanced software, which occurred on December 31, 2016. The Company paid for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with a maturity date of December 31, 2019 and bearing interest at a rate of 10%.  The principal amount of this note is convertible into 10,303,070 shares of the Company’s common stock at the noteholder’s option at maturity. Takniki Communications is wholly-owned by our vice president and director, Mr. Mandloi.

Note 10 - Convertible Notes

On February 8, 2016, the Company issued convertible promissory notes (the “Initial Notes”) to three accredited investors in the aggregate principal amount of $350,000 pursuant to a note purchase agreement of the same date. An additional convertible promissory note (the “Additional Note”) was issued to one of the accredited investors in the principal amount of $150,000 on July 1, 2016 pursuant to the February 8, 2016 note purchase agreement.  Interest will accrue at the rate of 6% per annum. In the event that the Company completes an Uplist Transaction prior to the February 8, 2019 maturity date (the Additional Note has a maturity date of July 1, 2019), the outstanding principal balance of the Initial Notes and the Additional Note will automatically convert into a total of 13,080,294 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, the noteholders will have the option to receive full payment of the outstanding principal balance or the Note Shares, each together with accrued unpaid interest paid in cash. The noteholders also will have the option to receive full payment of the outstanding principal or the Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

For further information regarding the convertible notes entered into with related parties, please see Note 9 – Related Party Transaction.

Note 11 - Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2016 and March 31, 2016 were $168,232 and $33,680, respectively.

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

ii.
In May 2014, FASB issued Accounting Standard Update, (“ASU”), 2014-09-Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

iii.
In January 2015, FASB issued ASU 2015-01-Income Statement-Extraordinary and Unusual Items, which seeks to simplify Extraordinary Items. This ASU eliminates the concept of extraordinary items from U.S. GAAP. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required an entity to separately classify, present and disclose extraordinary events and transactions. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

Note 13 - Net Income (Loss) Per Share

A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income per share is as follows:

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(127,361)	$(5,425)	$(437,920)	$(10,599)
Weighted average common shares outstanding	76,816,272	5,696,183	76,816,272	5,696,183
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(127,361)	$(5,425)	$(460,654)	$(10,599)
Weighted average common shares outstanding	76,816,272	5,696,183	76,816,272	5,696,183
Dilutive effects of convertible debt
Weighted average common shares, assuming dilutive effect of convertible debt	76,816,272	5,696,183	76,816,272	5,696,183
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Due to net loss, the shares of common stock underlying the convertible notes described in Notes 9 and 10 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

Note 14 - Commitments

The Company is the business to business (B2B) Principal Agent of the Indian Railway Catering and Tourism Corporation (“IRCTC”) which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (API) agreement, dated September 30, 2016, the Company is required to pay a minimum annual maintenance fee of $8,600 to IRCTC. In the event the agreement is renewed, the annual fee will be based on the number of active railway agents that use the Company’s rail booking services on the Company’s platform.

Until December 8, 2015, the Company shared office space with Maxim Group LLC. The majority member of Maxim Group LLC is the sole stockholder of Maxim Kelyfos, LLC, which owned 93% of the Company’s common stock outstanding prior to the acquisition of Sunalpha by the Company.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space in Ahmedabad, India, owned by a director of the Company on a rent-free basis. As of December 31, 2016 and 2015, the Company has not paid any rent for this office space. The Company is expected to pay market rate rent once the Company is profitable.

As of March 1, 2016, the Company leased office space in Ahmedabad, India for a term of five years. The operations of the Company are being undertaken from the new premises, which occupy approximately 2,300 square feet. The Company will pay approximately $1,260 per month pursuant to the lease agreement. The Company paid $3,747 in rent during the quarter ended December 31, 2016.

Note 15 – Subsequent Events

On January 30, 2017, the Company closed on the sale of an aggregate of 633,334 shares of the Company’s common stock pursuant to subscription agreements with a total of five investors, resulting in gross proceeds to the Company of $190,000.

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

Notwithstanding the above, Section 21E of the Securities Exchange Act of 1934, as amended, expressly states that the safe harbor for forward looking statements under the PSLRA does not apply to companies that issue penny stocks. Accordingly, the safe harbor for forward looking statements under the PSLRA is not currently available to us because we may be considered to be an issuer of penny stock.

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

Overview

TripBorn, Inc. is an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services. We serve over 2,250 travel agents in the Indian states of Gujarat, Maharashtra, Rajasthan, Karnataka and Madya Pradesh. At this time, approximately 75% of our travel agents are based in Gujarat, primarily in and around the city of Ahmedabad.

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

Rail ticketing

We are a B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows us to offer reservations through Indian Railways’ passenger reservation system on our webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. We have integrated our system with IRCTC’s to provide a seamless booking process for our travel agent customers. According to the 2015-2016 annual report of the Ministry of Railways, Indian Railways sold 200 million tickets in 2015-2016 and carries approximately 23 million passengers daily. Rail travel is the primary mode of transportation in India, particularly in rural areas.

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

RESULTS OF OPERATIONS

The following table presents, for the third quarter and first nine months of fiscal years 2017 and 2016, the components of our consolidated statements of income:

	Third Quarter Ended December 31,		Third Quarter Ended December 31,
	2016	2015	2016	2015
Net revenue	$148,387	$40,517	$405,189	$137,732

Cost of revenue	73,271	4,361	272,876	26,906

Gross profit	75,116	36,156	132,313	110,826

Operating expenses
Selling, general, and administrative expenses	112,750	41,581	253,996	120,697
Legal and consulting expenses	56,110	0	206,171	0

Income (loss) from operations	(93,744)	(5,425)	(327,854)	(9,871

Other income (expense)
Depreciation and amortization	(51,809)	0	(153,557)	(728)
Interest expense	(37,068)	0	(108,526)	0
Total other income (expense)	(88,877)	0	(262,083)	(728)

Income (loss) before income tax expense	(182,621)	(5,425)	(589,937)	(10,599)
Income tax benefit (expense)	55,260	0	152,017	0

Net income (loss)	$(127,361)	$(5,425)	$(437,920)	$(10,599)

THIRD QUARTER ENDED DECEMBER 31, 2016 COMPARED TO THIRD QUARTER ENDED DECEMBER 31, 2015

Revenue

Net revenues for the third quarter ended December 31, 2016 were $148,387 compared to $40,517 for the third quarter ended December 31, 2015. Revenue for the quarter ended December 31, 2016 consisted of $12,754 from air ticketing compared to $30,085 in the prior year quarter, $(229) in bus ticketing compared to $439 in the prior year quarter, $10,240 from rail ticketing compared to $1,461 in the prior year quarter, $28 from hotel booking compared to $(7) in the prior year quarter, $64,462 from vacation packages compared to $2,814 in the prior year quarter, $4,691 from payment services compared to $758 in the prior year quarter, and $56,442 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $4,967 in the prior year quarter. Revenue grew $107,870 or 266% in the third quarter ended December 30, 2016 compared to the prior year quarter but declined $14,172 or 9% compared to the second quarter ended September 30, 2016, as the November demonetization by the Indian government had a wide ranging impact on the Indian economy.

The Indian government announced that their two largest denomination bank notes, the 500 and 1,000 rupee banknotes, in circulation on November 8, 2016 will no longer be honored and will be replaced with newly designed notes.  The demonitization has caused a disruption throughout India’s economy, slowing growth and forcing customers to focus on day-to-day expenses.  We believe that this decision will positively impact the Indian economy in future years by ridding the economy of counterfeit money, and that quarter-over-quarter decline in our revenue will be short lived.  See “Item 1.A Risk Factors - The Indian government has announced that their two largest denomination banknotes, the 500 and 1,000 rupee banknotes, in circulation on November 8, 2016 will no longer be honored and will be replaced with newly designed notes.” The growth over the prior year quarter was primarily driven by increased transaction volume through the addition of more agents and an increased geographical reach which are supported by the hiring of additional personnel.  The largest growth areas were vacation packages, which grew by $61,648 over the prior year quarter and incentives from our aggregators and suppliers and fees, penalty income, and surcharges from our travel agent customers, which grew by $51,475 over the prior year quarter.  These two products along with payment services generate our highest gross margin and accordingly have been our lead products with our travel agent partners.  Air ticketing margins have steadily declined over the last year as airlines have moved to a more direct sales approach with end user customers which has led to the decrease in airline ticket sales.

Cost of Revenues and Gross Profit

The cost of revenue for the third quarter ended December 31, 2016 was $73,271 compared to $4,361 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. Revenue from vacation packages, including income from airline tickets sold to customers as a part of vacation packages, is accounted for on a gross basis as the Company is determined to be the primary obligor in the arrangement, whereas other revenue is recognized on a net basis. The increase in cost of revenue from the third quarter ended December 31, 2016 compared to the prior year quarter resulted primarily from increased costs associated with the increased sales of our vacation packages.

Gross profit from revenues for the third quarter ended December 31, 2016 was $75,116 compared to $36,156 for the prior year quarter.  The $38,960 increase was driven primarily by the increase in vacation package revenue outpacing the associated costs of providing the vacation packages.

Operating Expenses

Total operating expenses for the third quarter ended December 31, 2016 were $168,860 compared to $41,581 for the prior year quarter.  Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as our operations have grown to support our revenue growth. Our operating expenses for the third quarter ended December 31, 2016 includes an increase of $56,110 in legal and consulting expenses compared to the prior period due to costs associated with being an Exchange Act reporting company.

We expect our sales and marketing expenses to continue to increase as we continue to grow the business and hire experienced personnel to support our expanding business and operations. We anticipate our general and administrative expenses will increase as we incur expenses associated with being an Exchange Act reporting company and applying to have our shares quoted on the OTCQB Market.

NINE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2015

Revenue

Net revenues for the nine months ended December 31, 2016 were $405,189 compared to $137,732 for the nine months ended December 31, 2015. Revenue for the nine months ended December 31, 2016 consisted of $69,117 from air ticketing compared to $88,197 in the prior period, $52 from bus ticketing compared to $685 in the prior period, $20,098 from rail ticketing compared to $1,461 in the prior period, $3,739 from hotel bookings compared to $(2,124) in the prior period, $211,991 from vacation packages compared to $28,175 in the prior period, $9,281 from payment services compared to $134 in the prior period, and $90,913 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $21,205 in the prior period. The primary driver underlying the $267,457 or 194% revenue growth compared to the prior period is the continued expansion of our travel agent network, geography, and product offerings. This growth has been driven by increased sales and additional marketing personnel. The decrease of $19,713 in revenue from air ticketing and bus ticketing resulted from a highly competitive and price sensitive marketplace for air ticketing and bus ticketing services along with a more direct to end user strategy by airlines and was offset by our strategic focus on selling higher margin vacation packages through our expanding travel agent and geographic network.

Cost of Revenues and Gross Profit

The cost of revenue for the nine months ended December 31, 2016 was $272,876 compared to $26,906 for the nine months ended December 31, 2015. The cost of revenue represents fees charged by our suppliers. The increase in cost of revenue from the nine months ended December 31, 2016 compared to the prior period resulted from an increase in the costs associated with revenue growth and was primarily driven by our vacation packages as these revenues grew by $183,816 in the nine months ended December 31, 2016 compared to the prior year period.

Gross profit from revenues for the nine months ended December 31, 2016 was $132,317 compared to $110,826 for the prior year period.  This $21,487 increase was driven primarily by the increased revenues outpacing the associated costs in providing our services.

Operating Expenses

Total operating expenses for the nine months ended December 31, 2016 were $460,167 compared to $120,697 for     the nine months ended December 31, 2015. Our operating expenses include our sales and marketing, payroll and general and administrative costs and the increase in these costs was driven by our increased headcount as our operations have grown to support our revenue growth. Our operating expenses for the nine months ended December 31, 2016 includes an increase of $206,171 in legal and consulting expenses compared to the prior period due to costs associated with being an Exchange Act reporting company.

We expect our sales and marketing expenses to increase as we continue to grow the business and hire experienced personnel to support our expanding business and operations. We anticipate our general and administrative expenses to increase as we incur expenses associated with being an Exchange Act reporting company and applying to have our shares trade on the OTCQB Market.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had $576,015 in cash and cash equivalents compared to $251,971 as of March 31, 2016. This $324,044 increase in cash is a result of common stock sales of $460,000 in the third quarter offset by selling, general, and administrative costs exceeding net revenues generated during the nine months ended December 31, 2016. As of December 31, 2016, we have a stockholders’ equity deficit of $29,956 compared to a deficit of $52,493 as of March 31, 2016, as a result of the common stock sales offsetting the operating losses during the nine months ended December 31, 2016.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes.  Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 31,	December 31,
	2016	2015
Cash Provided by (Used in):
Operating Activities	$(263,573)	$(3,857)
Investing Activities	(690,640)	(82,604)
Financing Activities	1,278,257	81,204

Operating Activities: Net cash used by operations was $263,573 during the nine months ended December 31, 2016 compared to $3,857 in cash used in operating activities during the same period in 2015.

The year-over-year increase in cash used by operations is primarily the result of operating losses that were partially offset by positive changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the nine months ended December 31, 2016, there was a cash use of $690,640 from investing activities compared to a cash use of $82,604 in the same period in 2015.  These cash uses represent net changes in property, plant, and equipment and intangible assets and specifically a $695,000 upgrade to our Travelcord operating software.

Financing Activities: During the nine months ended December 31, 2016, there was $1,278,257 of cash provided by financing activities compared to a cash provision of $81,204 in the same period in 2015.  Cash generated during the nine months ended December 31, 2016 resulted from the sale of convertible promissory notes to non-affiliate investors, the sale of common stock, and the issuance of a convertible promissory note in payment for the Travelcord software upgrades. Cash generated during the same period of 2015 resulted from loans we received from our founders.

We presently do not have a senior credit or revolving credit facility and do not expect to obtain one in the foreseeable future.

We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities.  We estimate that we will require approximately $1.0 million and $5.0 million in the next 12 and 24 months to support our continued operations.

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

•          We raised $350,000 in the fourth quarter of fiscal 2016 and an additional $150,000 in the first quarter of fiscal 2017 pursuant to the Company’s issuance of convertible notes. The notes have a three-year term and bear interest at the rate of six percent payable at maturity. The principal amount of each note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity.

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

•          We issued a convertible note to Takniki Communications, an affiliate owned by Mr. Mandloi, our vice president and director, totaling $695,000 in the third quarter of fiscal 2017. This note was issued pursuant to a Software Development Agreement dated September 23, 2016 between Takniki Communications and the Company to finance the upgrade of our Travelcord operating software.  The note has a three-year term and bears interest at the rate of ten percent payable at maturity. The principal amount of this note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity.

•          We sold $460,000 of the Company’s common stock during the third quarter of fiscal 2017 and another $190,00 during the fourth quarter of fiscal 2017.

•          The Company is working with a market maker to apply to have our common stock quoted on the OTCQB Market, however, there can be no assurance that our application for quotation will be approved.

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

	Quarter Ended December 31		Nine Months Ended December 31
	2016	2015	2016	2015

Gross Bookings[1]	$2,394,253	$465,397	$5,581,647	$1,509,233

Revenue Margin[2]	6.2%	8.7%	7.3%	9.1%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Revenue margin is defined as revenue as a percentage of gross bookings.

The increase in gross bookings is driven by increases in all of our products as we increase our agent network and expand our geographic reach.  Revenue margin decreased in the quarter ended December 31, 2016 to 6.2% from 8.7% in the same period in the prior year.  While gross bookings have increased in all categories, this decrease is driven by margins generated by lower margin offerings in air, bus, and rail ticketing and hotel booking outpacing margins from our higher margin product offerings including vacation packages and payment services. Revenue margin declined in the nine months ended December 31, 2016 to 7.3% from 9.1% in the same period in the prior year for the reasons note above during the quarter.  While gross bookings have increased across all product offerings, revenue margins have declined due to price pressure on air ticketing and low margin rail ticketing out-pacing higher margin vacation and hotel package offerings.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, based on their evaluation of TripBorn’s disclosure controls and procedures as of December 31, 2016, have concluded that TripBorn’s disclosure controls and procedures are effective as of that date.

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

We have a limited operating history upon which you can evaluate our future performance. Our operating subsidiary was incorporated under the laws of India in 2010, and it began to focus its operations on the online travel industry in February 2014. Our senior management has limited experience in the online travel industry, and we still are in the process of fully developing our online platform and product offerings. We have generated revenues over a limited operating history and have incurred net losses since our inception. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, performance and investment in our common stock.

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

We will require additional financing to sustain our business, which may not be available on favorable terms, if at all. We estimate that we will require approximately $1,000,000 and $5,000,000 in the next 12 and 24 months respectively, to continue and grow our business. We may seek additional funding through a combination of equity offerings, debt financings or other third-party funding and other collaborations, strategic alliances and licensing arrangements to fully implement our business plan. For instance, in fiscal years 2016 and 2017, we issued convertible notes, which may convert into shares of our common stock in the future. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders may experience significant dilution. In addition, these new securities may contain certain rights, preferences or privileges that are senior to those of the shares of our common stock, which may decrease the value of an investment in our common stock. If we cannot obtain additional financing, we will not be able to achieve the necessary sales growth to cover our costs, and our results of operations would be negatively affected.  Additionally, pursuant to the terms of the convertible notes described above, if we do not complete an underwritten public offering on a national securities exchange prior to the convertible notes maturing in 2019, we may be obligated to repay up to $3,051,846 to the holders of such convertible notes, which includes $706,363 in interest. If we do not obtain additional financing prior to the notes maturing, we may be unable to repay the note holders or may have to limit our growth plans, either of which could negatively impact our results of operations.

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

With the exception of our Chief Financial Officer, our accounting and finance staff lacks depth and skill in the application of U.S. GAAP with respect to external financial reporting for Exchange Act reporting companies. We also do not have an audit committee or a member of our board of directors who would satisfy the definition of an audit committee financial expert. We intend to engage the services of additional accounting personnel to assist with our financial accounting and reporting requirements to develop our internal control over financial reporting and to produce timely financial reports. Until we do so, we may experience difficulty producing reliable and timely financial statements, which could cause investors to lose confidence in our reported financial information and the market price of our stock to decline significantly. We also may be unable to obtain additional financing on acceptable terms, and our business and financial condition could be harmed.

As a newly public company, we currently are not required evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

We are not currently required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. In addition, as a smaller reporting company, we will not be required to obtain an auditor attestation of management’s evaluation of internal controls over financial reporting once such internal controls are in place. As a result, we may fail to identify and remediate a material weakness or deficiency in our internal control over financial reporting, which may cause our financial statements and related disclosure to contain material misstatements and could cause delays in filing required financial statements and related reports. Furthermore, the process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expenditure to complete. The actual or perceived risk associated with our lack of internal controls could cause investors to lose confidence in our reported financial information, which could negatively impact the market for our common stock and cause us to be unable to obtain additional financing on acceptable terms or at all, which could cause harm to our business and financial condition.

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

Our success depends to a significant degree upon the continued contributions of our key management and other personnel. In particular, we believe that our future success is highly dependent on the technical expertise, financial support and key contracts and arrangements of our executive officers and directors, Deepak Sharma and Sachin Mandloi. Messrs. Sharma and Mandloi may voluntarily terminate their services at any time. We have not entered into employment agreements with them and do not expect to enter into such agreements. If Messrs. Sharma, Mandloi or any other key members of our management team leave the company, our business could suffer and the value of our common stock would likely decline, if we are able to continue in business at all.

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

From time to time India has experienced instances of civil unrest, terrorism and hostilities among neighboring countries, including Pakistan. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations by disrupting operations and communications and making travel within India more difficult and less desirable. Our industry is particularly sensitive to actual or perceived safety concerns such as these, as well as health-related risks such as the influenza A virus (H1N1), avian flu (H5N1 and H7N9) and Severe Acute Respiratory Syndrome or other epidemics or pandemics. Any of these events in or around India could cause the demand for travel-related services to decline. Political or social tensions also could create a greater perception that investments in companies with Indian operations involve a high degree of risk, which could adversely affect the market and price for our common stock. We do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars, which could subject us to significant financial losses. The realization of any of these risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price.

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

The Indian government has announced that their two largest denomination banknotes, the 500 and 1,000, rupee banknotes in circulation on November 8, 2016 will no longer be honored and will be replaced with newly designed notes.

The primary objective of this move is to rid the Indian economy of counterfeit money.  The demonetized currency represents approximately 22 billion notes, worth approximately $214 billion, or 14% of India’s GDP, and accounts for approximately 90% of the value of currency circulating in India.  India remains a largely unbanked country with cash transactions typical.  The demonetized currency can be exchanged at banks for new, re-designed notes.  As much of India is rural, much of the Indian population will need to travel to banks which in some instances can be long distances away in order to exchange their large denomination currency.  Economists believe that this decision by the Indian government will put a severe strain on the Indian economy in the short term as many people will be limited to smaller denomination currency in order to conduct daily transactions. The demonitization has caused a disruption throughout India’s economy, slowing growth and forcing consumers to focus on day-to-day expenses.  While we believe this decision will positively impact the Indian economy in future years, in the short term it may harm our business, operating results and financial conditions.

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

We are subject to anti-corruption and anti-bribery laws in the United States and India. India’s reputation for potential corruption and the challenges presented by India’s complex business environment may increase our risk of violating applicable anti-corruption laws. Our commercial relationships with state-owned enterprises may further intensify this risk. We face the risk that we, our employees or any third parties such as our sales agents and distributors that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the Foreign Corrupt Practices Act of 1977 (“FCPA”), India’s Prevention of Money Laundering Act, 2002 and Indian Penal Code. Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations that might harm our business, financial condition or results of operations. In addition, we have internal ethics policies with which we require our employees to comply in order to ensure that we conduct our business in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating and resolving actual or alleged violations is expensive and may consume a significant amount of our senior management’s time and attention.

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

Our customers complete their bookings through our Indian website. In August 2016, The National Association of Software & Services Companies released a report that forecasts that India’s internet user population would reach 730 million users by 2020, a 59% increase from the current 462 million users. Slowdowns or disruptions in upgrading India’s internet-based infrastructure to meet this demand could reduce the rate of expected increases in the use of the internet and our internet-based services, which may adversely affect our business and results of operations. In addition, any slowdown or negative deviation in the anticipated increase in internet penetration in India may require us to make additional investments in alternative distribution channels, which could strain our financial and human resources, causing our operations and financial condition to suffer.

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

Substantially all of our assets are located outside of the United States and substantially all of our revenue is derived outside of the United States. In addition, our vice president and director, Sachin Mandloi resides in India and our president and director, Deepak Sharma spends a significant amount of time in India. As a result, it may be difficult for stockholders to effect service of process within the United States upon these persons. It is uncertain whether the courts of India would recognize or enforce judgments of United States or state courts against us or such persons predicated upon the civil liability provisions of the laws of the United States or any state. In addition, there is uncertainty as to whether such Indian courts would be competent to hear original actions brought in India against us or such persons predicated upon the laws of the United States or any state.

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

Currently, we do not have an established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We have applied for admission to quotation of our securities on the OTCQB. However, there can be no assurance that our application for quotation will be approved.  If for any reason our securities are not quoted on the OTCQB or a public trading market does not otherwise develop, holders of our securities may have difficulty selling their shares.

Our significant stockholders exercise significant influence over our company and may have interests that are different from those of our other stockholders.

Our executive officers and directors, Deepak Sharma and Sachin Mandloi, beneficially own 90% of the issued and outstanding shares of our common stock. By virtue of such holdings, they have the ability to exercise significant influence over our company and our affairs and business, including the election of directors, amendments to our charter and bylaws, the approval of a merger or sale of substantially all our assets and the approval of most other actions requiring the approval of our stockholders. The interests of these stockholders may be different from or conflict with the interests of our other stockholders and their influence may result in the delay or prevention of a change of management or control of our company.

The reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, which may lead to volatility and a decrease in the price of our common stock.

For as long as we continue to be an emerging growth company, we may take advantage of exemptions from reporting requirements that apply to other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we may rely on these exemptions, which include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to opt out of the extended transition period for complying with the revised accounting standards. If investors find our common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for our common stock and our stock price may be more volatile or may decrease.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future; therefore, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Our common stock will be and may continue to be subject to the “penny stock” rules of the SEC, which could make transactions in our common stock more cumbersome and may reduce the value of our stockholders’ investment in our common stock.

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

Prior to acquiring our Indian operating subsidiary we were a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Resales pursuant to Rule 144 promulgated under the Securities Act of the securities of a former shell company, such as us, are not permitted (i) until at least 12 months have elapsed from the April 18, 2016 initial filing of our Registration Statement on Form S-1, which reflected our status as a non-shell company and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. As a result, any stockholders who receive shares in a transaction that is not registered under the Securities Act will be forced to hold their shares of our common stock for at least that 12-month period before they are eligible to sell those shares pursuant to Rule 144, and even after that 12-month period, sales may not be made under Rule 144 unless we and the selling stockholders are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could make an investment in our securities less attractive and could cause the share price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On December 31, 2016, we issued a convertible promissory note to Takniki Communications, an affiliate owned by our vice president and director, Mr. Mandloi, in the principal amount of $695,000 pursuant to a Software Development Agreement dated September 23, 2016 between Takniki Communications and the Company to finance the upgrade of our Travelcord operating software. The note has a three-year term and bears interest at a rate of 10%. The principal amount of this note is convertible into 10,303,070 shares of the Company’s common stock at the noteholder’s option at maturity.

On December 31, 2016, we closed on the sale of an aggregate of 1,533,333 shares of the Company’s common stock pursuant to subscription agreements between us and a total of four investors, resulting in gross proceeds to us of $460,000.

The above transaction were exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. In reliance on these exemptions, we considered the following:

•	The company did not engage in any general solicitation or advertising;

•	The investors had a pre-existing, substantive relationship with our executive officers and directors Deepak Sharma and Sachin Mandloi;

•	The investors are sophisticated in matters of finance and business;

•
The investors were given access to the type of information regarding the Company that would typically be included in a prospectus used in connection with an offering registered with the Securities and Exchange Commission; and

•	The investors have agreed to hold the securities for their own account, and not with a view to distribute the shares.

ITEM 5.  OTHER INFORMATION

On December 31, 2016, we issued a convertible promissory note to Takniki Communications, an affiliate owned by our vice president and director, Mr. Mandloi, in the principal amount of $695,000 pursuant to a Software Development Agreement dated September 23, 2016 between Takniki Communications and the Company to finance the upgrade of our Travelcord operating software.  For more information on this note, please see Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 14, 2017	TripBorn, Inc.

	By:	/s/ RICHARD J. SHAW
Richard J. Shaw
Chief Financial Officer, Principal Financial Officer, and Authorized Officer

Index to Exhibits
Exhibit Number		Description
10.1		10% convertible note, dated December 31, 2016 issued to Takniki Communications

31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.INS	XBRL Instance Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	.SCH	XBRL Taxonomy Extension Schema Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase