Form 10-K
period 2017-03-31
TripBorn, Inc.
filed 2017-06-29
CIK 1498232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 16, 2017, there were 80,624,915 outstanding shares of common stock, par value $0.0001 per share. No market value has been computed based upon the fact that no active trading market existed as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I

ITEM 1. BUSINESS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements regarding the adequacy, availability and sources of capital; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this annual report, particularly under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this annual report. We do not intend, and undertake no obligation, to update any forward-looking statement, except as required by law.

Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stocks. Accordingly, the safe harbor for forward-looking statements under the PSLRA is not currently available to us because we may be considered to be an issuer of penny stock.

Overview

We are an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services and e-commerce money transfer products. We serve approximately 3,447 travel agents in the Indian states of Gujarat, Maharashtra, Rajasthan, Karnataka and Madya Pradesh. At this time, approximately 85% of our travel agents are based in Gujarat, primarily in and around the city of Ahmedabad. We plan to expand our presence throughout pan-India as opportunities present, with an immediate focus on the states of Gujarat, Maharashtra, Rajasthan, Delhi and Madya Pradesh.

We are a holding company organized in Delaware in 2010. Our president and director, Deepak Sharma formed our operating subsidiary, Sunalpha Green Technologies Private Limited (“Sunalpha”), under the laws of the Republic of India in 2010. Sunalpha commenced operations as an OTA in India in February 2014.

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

Our Market

India’s rapidly growing economy and rising middle class are driving growth in India’s travel and tourism industry. According to the World Bank, India’s gross domestic product (“GDP”) grew at an estimated 6.8% in 2016 and is projected to grow by 7.2% and 7.5% in each of 2017 and 2018. A November 2016 World Economic Forum report stated that the Indian middle class doubled in size over an eight -year period from 300 million in 2004 to 600 million in 2012 and half of the 1.2 billion population is now middle class.  The report further states that by 2027, India’s population will overtake China’s and the middle class will overtake the middle classes of the United States, Europe, and China.  According to a February 2017 report by the International Monetary Fund, nominal per capita income of the Indian population continues to increase. All of these factors tend to increase discretionary spending in areas such as travel and leisure. According to Word Travel & Tourisms Council Economic Impact 2017, the travel and tourism sector in India has been increasingly contributing to overall GDP, accounting for 9.6% in 2016 and forecasting to rise by 6.7% to approximately 10.2% in 2017. Domestic tourists accounted for over 88% of the travel and tourism spending in 2016.

Although internet penetration and use of debit and credit cards is rapidly increasing, India continues to have a significant unbanked population, particularly outside of urban areas. According to an October 2015 report prepared by PricewaterhouseCoopers, 233 million households did not have access to banking services at that time, down from 557 million in 2011, and it is estimated that in November 2016 there were still 165 million unbanked households. According to India’s 2011 Census, 69% of India’s population lives in rural areas, while 5% live in semi-urban areas. In addition, lower internet penetration and literacy rates in more rural areas mean that OTAs are unable to reach a significant portion of the population directly. Due to a combination of these factors, semi-urban and rural travelers are more likely to require an intermediary to book travel related services and products.

Our Strategy

We manage our OTA business through Travelcord, our proprietary internet-based online transaction platform. Through our website, www.tripborn.com, we offer a wide inventory of travel services and products to travel agents who serve the growing middle class of largely offline travelers in semi-urban and rural regions of India. Through our proprietary technology, we consolidate and provide our travel agents with access to travel bookings and hotel reservations that otherwise would be costly and time-consuming to obtain for their customers in an often -fragmented marketplace. While some of our more established competitors have focused on selling directly to consumers in urban areas, our travel agent partners tend to be small, brick and mortar establishments that serve travelers who rely on more personalized transactions for their travel booking needs due to language barriers and lack of access to the internet or credit cards. We have grown our operations through referrals and a focus on addressing our customers’ needs through sophisticated technology. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and products directly to consumers.  During our fiscal year ended March 31, 2017 (“fiscal year 2017”), we launched a new money transfer product on our established platform.  This product allows users to electronically transfer money and is a value-added service to our existing customers.  We plan to grow our processing volume by increasing the number of services offered on our network, increasing the number of travel agents on our platform, and increasing the value-added services offered through our network, including financial products.

We are working with a number of banks to become their banking correspondents and payment processors to increase our travel agent service offerings, and we plan to continue to expand our number of partners in order to provide more value to our travel agent base. Our travel agent growth is directly attributable to our organic sales efforts through our sales team; at the same time, we also grow the number of travel agents on our platform by signing up existing organizations or cooperatives to our service. Our rapid growth in gross revenue is the result of two key factors: increasing the number of deposits collected from our travel agents on a daily basis, and by our travel agents offering a diverse and profitable mix of ticketing services.

Corporate History

TripBorn, Inc. is a holding company incorporated in Delaware in January 2010. We operated as a shell company with nominal or no assets or operations until December 2015 when we acquired our Indian operating subsidiary, Sunalpha Green Technologies Private Limited, or “Sunalpha.” Tripborn, Inc. was known as PinstripesNYC, Inc. until January 2016. We filed reports as PinstripesNYC, Inc. with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from August 2010 until we terminated the registration of our securities in May 2013. Our principal executive offices are located at 812, Venus Atlantis Corporate Park, Near Prahalad Nagar Garden, Satellite, Ahmedabad, Gujarat, India 380 015, and our telephone number is 91 79-40191914. Our website address is www.tripborn.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this annual report on Form 10-K.

Our Services and Products

Our internet-based platform at www.tripborn.com provides participating travel agents, travel managers, arrangers and corporations with the ability to quickly search and book the services described below for their largely offline customers. Many of our arrangements with our travel service suppliers are informal and provide our counterparties with the ability to terminate or suspend the arrangements with little or no notice. Our arrangements with our travel service suppliers with respect to the terms of our sales targets, incentives, commissions and discounts often are subject to change at the discretion of our supplier and are negotiated periodically on a quarterly or yearly basis, if not more frequently. We also typically pay fees to our travel service suppliers to directly connect into their booking systems on an initial and/or ongoing basis.

Air ticketing

Our travel agent customers can book domestic or international flights through our website. We have agreements with India’s three domestic low cost carriers. In addition, through our website, we offer our travel agents access to international air tickets to destinations worldwide as an approved agent of the International Association of Travel Agents, or “IATA,” and through our aggregators, which have agreed to provide us with access to their airline ticket inventory.

Our platform at www.tripborn.com allows our customers to search for available tickets based on their customers’ requirements. Our platform quickly processes the available inventory of our aggregators and suppliers and displays the results, including availability, schedules and prices. The prices displayed include the commission that our customers will earn on the ticket sales.

We typically procure tickets from our suppliers and sell them to our travel agent customers. We earn revenue by charging a markup or adding fees to the ticket price and by charging booking fees, service charges and/or payment gateway charges for using our website. We also receive revenue from our suppliers by earning incentives and/or commissions based on the volume of tickets we purchase from our suppliers. We may pre-purchase blocks of air tickets from our suppliers and hold them to resell within specified time periods. If we are not able to sell these pre-purchased tickets, we recognize a loss. We also may pay in advance for air tickets to receive a discount on purchases from our suppliers. These advance payments are credited toward future air ticket sales.

Hotel reservations

We offer access to reservations with 400,000 hotels across the world, including hotels in India through aggregators that we have directly connected into our booking system. Our platform allows our travel agent customers to meet their customers’ needs by searching for hotel availability by location and sorting search results by star ratings and price. Our search results include photos and descriptions of the hotels’ amenities. We arrange for hotel bookings for our travel agent customers by securing the booking at base rates and earn revenue by including a markup or fees on the rates billed to our travel agent customers and by charging booking fees, service charges and/or payment gateway charges for using our website. We also may earn incentives and/or commissions from our suppliers for completing bookings. In some cases, our employees may arrange for hotel bookings directly with individual hotels. In addition, we may pre-purchase blocks of reservations from our suppliers and hold them to resell within specified time periods. If we are not able to sell these reservations, we recognize a loss.

Bus ticketing

Our travel agent customers can book bus tickets on our website through an aggregator that is directly connected into our booking system. Our platform consolidates ticketing for largely unorganized regional bus services for the benefit of our travel agent customers and their customers. As a value -added service, our platform allows our travel agent customers to select specific seats by gender, which is of interest to their Indian customers.  We may also procure bus tickets offline from individual bus operators for our travel agent customers. We procure bus tickets for our travel agent customers at base rates and earn revenue by including a markup or fees on the tickets. We also earn incentives and commissions from our supplier for completing bookings.

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

As a Principal Agent, we enroll our travel agent customers to book rail tickets for their customers through our platform. We earn revenue by collecting enrollment fees from our travel agent customers, by collecting service charges on each seat booked and by collecting payment gateway charges on the amount of the transaction. The IRCTC determines ticket prices and the maximum amount of the service charge (currently, between approximately $0.30 and $0.60 per ticket). We also may charge our travel agent customers a fee based on the percentage of the transaction value for payment gateway charges (currently, up to two percent).

Sunalpha entered into an agreement with IRCTC for a one-year term that expired in October 2016. On September 30, 2016, Sunalpha renewed its agreement with the IRCTC. The agreement will expire on October 5, 2017 and may be renewed for an additional annual term in the discretion of the IRCTC. The IRCTC may terminate or temporarily suspend the agreement without prior notice.

Visa processing

Through third parties, we can arrange for visa processing as an ancillary service for the customers of our travel agent customers. We pay our suppliers for the service and collect fees from our travel agent customers.

Vacation packages

Our travel agent customers can search our platform for available vacation packages or submit inquiries regarding their customers’ preferences to be fulfilled by us and/or our third-party suppliers. Our call center also is available to our travel agent customers to facilitate these requests. We arrange for vacation package bookings for our travel agent customers by securing the booking at base rates and earn revenue by including a markup or fees on the rates billed to our travel agent customers and by charging booking fees, service charges and/or payment gateway charges for using our website. We also may earn incentives and/or commissions from our suppliers for completing bookings. In addition, we may create packages based on our travel agent customers’ specifications by purchasing the components of the package from our suppliers as necessary.

Pre- and post-paid services and utilities

As a value-added service, our travel agent customers may use our internet platform to pay make pre- and post-paid mobile payments and payments for television service and data cards on behalf of their customers. We pay our suppliers for the services and earn a commission as a percentage of the price of the services. We also pass a service charge on to our travel agent customers.

Money transfer product

As a value-added service, our travel agent customers may use our internet platform to make cash transfers on behalf of their customers. We pay our suppliers for the services and earn a commission as a percentage of the price of the services. We also pass a service charge on to our travel agent customers. We originate domestic remittance transactions, which is the sending of money from one consumer using our agent network within India to another consumer, a service that enables consumers to withdraw cash from their bank accounts.

White label solution

Through our internet platform, we provide white label travel solutions that allow our travel agent customers to use their own branded platform for customer use. Agents that take advantage of this service can offer tickets and reservations through their own branded website powered by our platform and can issue tickets that include their own logos.

Distribution

Our travel agent customers search and book travel services and products for their clients through our internet-based Travelcord platform at www.tripborn.com. Our sales and marketing team enrolls the new travel agent customers and distributors. We train these travel agent customers to use our systems and processes. The travel agent customers can enroll with us to access some or all of the booking services available on our platform. For example, some travel agent customers may choose only to access rail ticketing, while others may choose to access our entire offering of services. We do not have formal arrangements with our travel agent customers, but we evaluate each travel agent customer prior to enrolling them into our system to assess their credit-worthiness and negotiate payment terms. We require our travel agent customers to provide payment for services booked through us from within one to ten days. We also charge our travel agent customers a one-time enrollment fee of $75 - $100.

We engineered our internet-based platform using multiple systems platforms with an emphasis on scalability, performance and reliability to ensure our platform is always available for our customers. We primarily host our systems infrastructure and web and database servers of our operations through IBM, which provides network connectivity, networking infrastructure, uninterruptable power supply and 24-hour monitoring and engineering support typical of hosted data centers. All data center facilities have a continuous power supply system, generators, redundant servers and multiple back-up systems. Although we take steps to mitigate the effects of any loss or reduction in service at one of our hosting facilities, if a hosting facility were inaccessible or otherwise experienced a disruption in service for any reason, we could experience a disruption to our services, loss of transactions and revenue and consumer complaints.

We also maintain a call center to provide customer support and troubleshooting solutions.

Sales and Marketing

We facilitate the sale of third parties’ travel services and products through our internet website to travel agents, who book hotels and tickets for their largely offline customers. In the past 24 months, we have built a network of over 3,551 travel agents by reputation and word of mouth. Our travel agent customers are primarily based in and around the city of Ahmedabad in Gujarat, but also operate in the other states of Maharashtra, Rajasthan, Karnataka and Madya Pradesh. We are expanding our sales team and hiring employees to expand our marketing and sales efforts.

Competition

The market for travel services and products in India is highly competitive. We currently compete with both established and other emerging providers of travel services and products, including other online travel agencies, as well as traditional travel agencies, tour operators, travel suppliers and operators of travel industry reservation databases. Large, established internet search engines have also launched applications offering travel itineraries in destinations around the world, and meta-search companies who can aggregate travel search results also compete with us for customers.

Established OTAs such as makemytrip.com, cleartrip.com, expedia.co.in, travelocity.co.in, yatra.com, goibibo.com, booking.com and agoda.com have achieved strong brand recognition and reliability in India. Since the travel industry is a high-volume, low-margin business, it can be difficult for emerging participants, such as us, to capture a meaningful share of the market from OTAs with established brands and resources. We intend to build our brand in the underserved rural and semi-rural markets through our superior service-oriented travel portal. We believe that being a later market entrant allows us to develop a superior platform with up-to-date technologies.

Certain of our travel service suppliers have also been steadily focusing on increasing online demand on their own websites and decreasing or eliminating their dependence on third-party distributors like us. For instance, many low-cost airlines may, subject to applicable regulations, reduce or eliminate commissions to agents such as us or restrict the amount of service fees we are able to charge customers. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as their own bonus miles or loyalty points, which could make their offerings more attractive to customers than offerings like ours. See “Risk Factors — Risks Related to Our Industry — The travel industry in India is highly competitive, and we may not be able to compete effectively.”

Intellectual Property

Our affiliate Arna Global LLC (“Arna”), which is wholly-owned by our president and director, Deepak Sharma, acquired the rights to the Travelcord software from Takniki Communications, which is wholly-owned by our vice president and director, Sachin Mandloi, pursuant to a Software Development Agreement dated January 26, 2015 (the “Software Development Agreement”). Under this Software Development Agreement, Takniki Communications agreed to develop Travelcord and provide support for a maximum fee of $906,000. In turn, Arna licensed Travelcord to Sunalpha under a Software Licensing Agreement dated April 1, 2015 (the “Software Licensing Agreement”). Pursuant to a Software Agreement with Arna dated December 16, 2015 (the “Software Agreement”), we acquired Arna’s ownership and development rights to the Travelcord software. Under the Software Agreement, Arna also transferred its right to license the software to Sunalpha under the Software Licensing Agreement. As a result of these transactions, we agreed to pay Arna $956,000 for Travelcord, which we provided in the form of a convertible promissory note. By virtue of a letter agreement, we license Travelcord to our operating subsidiary, Sunalpha. Sunalpha has agreed to pay us a one-time implementation and customization user fee of $956,000 and a fee of $215,000 for each five-year term under the Software Licensing Agreement. Pursuant to a Software Development Agreement between us and Takniki Communications dated September 23, 2016, the Travelcord software was upgraded, with additional features and capabilities added.

We rely on confidentiality and non-compete agreements and provisions to protect our intellectual property rights. We have applied for trademark registration in India for our name, TripBorn.

Employees

We currently have 41 employees based in Ahmedabad, Gujarat, India, all of which are full time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that we have satisfactory employee relations.

Government Regulation

In the United States and India, we are subject to or affected by international, federal, state and local laws, regulations and policies, including anti-bribery rules, trade sanctions, data privacy requirements, labor laws and anti-competition regulations, which are constantly subject to change. In addition, certain government trade sanctions affect our ability to operate in Cuba, Iran, Sudan, Syria and the Ukraine. The descriptions of the laws, regulations and policies that follow are summaries and should be read in conjunction with the texts of the laws and regulations. The descriptions do not purport to describe all present and proposed laws, regulations and policies that affect our businesses.

We believe that we are in material compliance with these laws, regulations and policies. Although we cannot predict the effect of changes to the existing laws, regulations and policies or of the proposed laws, regulations and policies that are described below, we are not aware of proposed changes or proposed new laws, regulations and policies that will have a material adverse effect on our business.

Under the Indian Information Technology Act, 2000, as amended, we are subject to civil liability to compensate for wrongful loss or gain to any person arising from negligence in implementing and maintaining reasonable security practices and procedures with respect to sensitive personal data or information that we possess, deal with or handle in our computer systems, networks, databases and software. India has also implemented privacy laws, including the Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011, which impose limitations and restrictions on the collection, use and disclosure of personal information.

The consolidated foreign direct investment policy, or the “FDI Policy,” issued by the Department of Industrial Policy & Promotion, Ministry of Commerce & Industry, Government of India and the Foreign Exchange Management Act, 1999, as amended, and the regulations framed thereunder, regulates foreign investment in India. In addition, the regulations have certain requirements with respect to downstream investments by Indian companies that are owned or controlled by foreign entities, as well as investments and acquisition by foreign entities in certain sectors with caps on foreign investments. These requirements currently include restrictions on issuances, pricing and valuation of shares of Indian companies and sources of funding for such investments, which may, in certain cases, require prior notice to or approval of the Government of India.

The Companies Act, 2013 and the rules thereunder, or the “new Companies Act,” contains significant changes to Indian company law, including in relation to the issue of capital by companies, related party transactions, corporate governance, audit matters, shareholder class actions, restrictions on the number of layers of subsidiaries, corporate social responsibility spending and a penal provision with respect to non-compliance with the provisions of the new Companies Act. While several provisions of the new Companies Act are currently effective, the existing Companies Act, 1956 remains in effect with respect to other provisions.

We operate in jurisdictions in which local business practices may be inconsistent with international regulatory requirements, including anti-corruption and anti-bribery regulations prescribed under the U.S. Foreign Corrupt Practices Act (“FCPA”), which, among other things, prohibits giving or offering to give anything of value with the intent to influence the awarding of Government contracts. Also, India’s Prevention of Corruption (Amendment) Bill 2013 (“PCA”) prohibits giving bribe to a public servant. Although we believe that we have adequate policies and enforcement mechanisms to ensure legal and regulatory compliance with the FCPA, PCA and other similar regulations, it is possible that some of our employees, subcontractors, agents or partners may violate any such legal and regulatory requirements, which may expose us to criminal or civil enforcement actions, including penalties. To help ensure compliance with these laws and regulations, we have adopted specific risk management and compliance practices and policies, including a specific policy addressing the FCPA.

The United States maintains trade and economic sanctions with respect to various foreign countries, individuals, and entities worldwide. Among other things, these sanctions prohibit most transactions by U.S. persons relating to Cuba, Iran, Syria and Sudan. The sanctions also restrict U.S. persons in their transactions and dealings with various individuals and entities considered Specially Designated Nationals and Blocked Persons.

ITEM 1A. RISK FACTORS

The following are factors that could have a significant impact on our operations and financial results and could cause actual results or outcomes to differ materially from those discussed in any forward looking statement.

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

We expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Our expenses will continue to increase as we continue to develop the operations necessary to further our business plan. We cannot now determine the amount by which our expenses will increase as we grow and hire additional employees, implement our sales, marketing and distribution plans, pursue contractual arrangements and partnerships and develop our internet-based infrastructure. Further, we cannot guarantee that we will be successful in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business and a complete loss of our stockholders investment.

We will require additional financing to support our operations, which financing may not be available on favorable terms or at all; any new equity financing could have a dilutive effect on our existing stockholders.

We will require additional financing to sustain our business, which may not be available on favorable terms, if at all. We estimate that we will require approximately $3,000,000 and $5,000,000 in the next 12 and 24 months respectively, to continue and grow our business. We may seek additional funding through a combination of equity offerings, debt financings or other third-party funding and other collaborations, strategic alliances and licensing arrangements to fully implement our business plan. For instance, in fiscal years 2016 and 2017, we issued convertible notes, which may convert into shares of our common stock in the future. We have also sold shares of our common stock to certain investors pursuant to subscription agreements in a private placement.  If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders may experience significant dilution. In addition, these new securities may contain certain rights, preferences or privileges that are senior to those of the shares of our common stock, which may decrease the value of an investment in our common stock. If we cannot obtain additional financing, we will not be able to achieve the necessary sales growth to cover our costs, and our results of operations would be negatively affected.  Additionally, pursuant to the terms of the convertible notes described above, if we do not complete an underwritten public offering on a national securities exchange prior to the convertible notes maturing in 2019, we may be obligated to repay up to $3,051,846 to the holders of such convertible notes, which includes $706,363 in interest. If we do not obtain additional financing prior to the notes maturing, we may be unable to repay the note holders or may have to limit our growth plans, either of which could negatively impact our results of operations.

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
Our ongoing compliance efforts will increase general and administrative expenses and may divert management’s time and attention from the development of our business, which may adversely affect our financial condition and results of operations. We estimate that we may incur approximately $270,000 in costs during the fiscal year ending March 31, 2018 and $475,000 in the fiscal year ending March 31, 2019 in connection with operating as a public company.

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

As a newly public company, we currently are not required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

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

If we fail in maintaining effective internal control over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosure regarding our business, financial condition or results of operations. In addition, our future assessments of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any material weakness that needs to be addressed in management’s assessment of our internal control over financial reporting or in the report on the effectiveness of our internal controls by our independent registered public accounting firm, when, and if, applicable, may have an adverse impact on our common stock.

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

As described more fully in “Certain Relationships and Related Person Transactions,” we have entered into, and may continue to enter into, transactions with related persons. We rely on associates and enterprises that our president and vice president control for key development and support activities. While we believe that our related persons’ interests align with our own, we may not have entered into such transactions on an arm’s-length basis. While we presently benefit from free services or deferred payments, in the long-term, we may have achieved more favorable terms had we entered into such transactions with unrelated parties. In addition, if these related persons withdrew their support from our business, the associated loss of preferential business arrangements could significantly increase our operating costs and adversely affect our results of operations to the point that we might be forced to cease operations.

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

We cannot be sure that our intellectual property is protected from copying or use by others, including current or potential competitors.

Our websites rely on content, brands and technology, much of which is proprietary. We protect our proprietary content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, patents and confidentiality agreements. Any misappropriation or violation of our rights could have a material adverse effect on our business. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use our proprietary technology, content or brands without authorization or to develop similar technology, content or brands independently.

Effective intellectual property protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights.  In addition, effective intellectual property protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our intellectual property is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to protect our intellectual property adequately against unauthorized third-party copying or use, which could adversely affect our business or ability to compete. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property. Furthermore, we may need to go to court or other tribunals or administrative bodies in order to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Our failure to protect our intellectual property in a cost-effective or effective manner could have a material adverse effect on our business and ability to protect our technology, content and brands.

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

Our presentation currency is the U.S. dollar. However, the functional currency of our operating subsidiary is the Indian Rupee. Any fluctuation in the value of the Indian Rupee against the U.S. dollar, such as the approximately 5.5 percent drop in the average value of the Indian Rupee as compared to the U.S. dollar during 2016, will affect our results of operations. We expect to be adversely affected by any further depreciation of the Indian Rupee against the U.S. dollar.

The Indian government’s demonetization of their two largest denomination banknotes, the 500 and 1,000 rupee banknotes, in circulation on November 8, 2016 may have slowed economic growth.

The Indian government announced that their two largest denomination bank notes, the 500 and 1,000 rupee banknotes, in circulation on November 8, 2016 will no longer be honored and will be replaced with newly designed notes. The primary objective of this move was to rid the Indian economy of counterfeit money.  The demonetized currency represents approximately 22 billion notes, worth approximately $214 billion, or 14% of India’s GDP.  India remains a largely unbanked country with cash transactions typical.  The demonetization has caused a disruption throughout India’s economy, slowing growth and forcing consumers to focus on day-to-day expenses.  Removing approximately 86% of India’s currency in circulation from a largely cash based economy slowed the country’s GDP in the fourth quarter of fiscal year 2017 to 6.1%, causing India to lose its status of being the world’s fastest growing economy as China’s GDP grew 6.9% during the same quarter.   Any reduction in economic growth in India, including slowdowns attributable to the demonetization, could reduce travel spending in India and may harm our business, operating results and financial conditions.

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

Our processing, storage, use and disclosure of customer data of our travel agent customers or visitors to our website could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views of personal privacy rights or data security breaches.

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

If we are unable to maintain existing, or establish new arrangements with our travel service suppliers, our business may be adversely affected.

Our business depends on our ability to maintain our relationships and arrangements with existing suppliers, as well as our ability to establish and maintain relationships with new travel suppliers. A substantial portion of our revenue less service cost derives from fees and commissions negotiated with travel suppliers for bookings made through our website. Many of our agreements with our travel service suppliers are short-term contracts that require periodic renewal on a quarterly or yearly basis and provide our counterparties with a right to terminate on short notice or without notice. Adverse changes in existing arrangements, including an inability by any travel supplier to fulfill its payment obligation to us in a timely manner, increasing industry consolidation or our inability to enter into or renew arrangements with these parties on favorable terms, if at all, could reduce the amount, quality, pricing and breadth of the travel services and products that we are able to offer, which could adversely affect our business and financial performance.

We do not have formal arrangements with many of our travel service suppliers.

We rely on travel suppliers to facilitate the sale of our travel services. We do not have formal agreements with many of our travel service suppliers, including many hotels, whose booking systems or central reservations systems we rely on for bookings and confirmation as well as certain payment gateway arrangements. In addition, the IRCTC may terminate or temporarily suspend our agreement with them without prior notice.  We cannot assure you that these third parties will not terminate these arrangements with us on short notice or without notice. Termination, non-renewal or suspension or an adverse amendment of any of these arrangements could have a material adverse effect on our business, financial condition and results of operations.

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

Currently, we do not have an established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We have applied for admission to quotation of our securities on the OTCQB. However, there can be no assurance that our application for quotation will be approved, or that an active trading market will develop.  If for any reason our securities are not quoted on the OTCQB or a public trading market does not otherwise develop, holders of our securities may have difficulty selling their shares.

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

For as long as we continue to be an emerging growth company, we may take advantage of exemptions from reporting requirements that apply to other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we may rely on these exemptions, which include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to opt out of the extended transition period for complying with the revised accounting standards. If investors find our common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for our common stock and our stock price may be more volatile or may decrease.

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

Stockholders may incur dilution.  Our restated certificate of incorporation authorizes the issuance of shares of “blank check” preferred stock.

We are authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and up to 10,000,000 shares of preferred stock, $0.0001 par value, in one or more series and with such rights, preferences and privileges as our board of directors may determine. The issuance of additional securities may cause substantial dilution to our stockholders.

Our board of directors has authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors has the authority to determine the terms of each series of preferred stock, within the limits of the restated certificate of incorporation and the laws of the State of Delaware. These terms include the number of shares in a series, dividend rights, liquidation preferences, terms of redemption, conversion rights and voting rights. The issuance of any preferred stock may negatively affect the holders of our common stock. These possible negative effects include diluting the voting power of shares of our common stock and affecting the market price of our common stock.

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

Prior to acquiring our Indian operating subsidiary we were a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Resales pursuant to Rule 144 promulgated under the Securities Act of the securities of a former shell company, such as us, are not permitted (i) until at least 12 months have elapsed from the April 18, 2016 initial filing of our Registration Statement on Form S-1, which reflected our status as a non-shell company and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. As a result, sales may not be made under Rule 144 unless we and the selling stockholders are in compliance with the requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could make an investment in our securities less attractive and could cause the share price of our common stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 2,455 square feet of office space for our principal executive officers in Ahmedabad, India. Currently, our president and director, Deepak Sharma leases this space to us at no charge. Since March 2016, we also lease approximately 2,300 square feet of office space for our call center and operations in Ahmedabad, for which we currently pay $1,255 per month. This lease expires March 31, 2018. We believe these properties suit our operations and business needs and that adequate, suitable lease space will continue to be available to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings. From time-to-time, we anticipate we will be involved in legal proceedings, claims and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Currently, there is no established public trading market for our common stock. We have applied for admission to quotation of our securities on the OTCQB in the future. However, there can be no assurance that our application for quotation will be approved, or that an active trading market will develop.  See “Risk Factors — Risks Related to Our Common Stock — There is no current trading market for our securities, and if a trading market does not develop, our stockholders may be unable to resell their shares.”

Holders

As of June 16, 2017, there were 23 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all future earnings, if any, for the expansion and operation of our business. We do not anticipate paying cash dividends for the foreseeable future.

Unregistered Sales of Equity Securities

On January 30, 2017, we closed on the sale of an aggregate of 633,334 shares of the Company’s common stock pursuant to subscription agreements between us and a total of five investors, resulting in gross proceeds to us of $190,000.

The above transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. In reliance on these exemptions, we considered the following:

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis in conjunction with the financial statements and related notes for TripBorn, Inc. (“TripBorn,” “we,” “us,” “our” and the “Company”) and its operating subsidiary, Sunalpha Green Technologies Private Limited (“Sunalpha”).

The information contained below may be subject to risk factors. We urge you to review carefully the section of this Memorandum entitled “Risk Factors” for a more complete discussion of the risks associated with an investment in our common stock. See “Special Note Regarding Forward-Looking Statements.”

OVERVIEW

We are an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agent customers can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services, and e-commerce money transfer products. We serve over 3,551travel agents in the Indian states of Gujarat, Maharashtra, Rajasthan, Karnataka and Madya Pradesh. At this time, approximately 85% of our travel agent customers are based in Gujarat, primarily in and around the city of Ahmedabad.

We are a holding company incorporated in Delaware in 2010. Deepak Sharma, our president and director, formed our operating subsidiary, Sunalpha Green Technologies Private Limited, under the laws of the Republic of India in 2010. Sunalpha commenced operations as an OTA in India in February 2014.

Prior to acquiring Sunalpha in December 2015, we operated as a shell company with nominal or no assets or operations. We were known as PinstripesNYC, Inc. until January 2016. We filed reports as PinstripesNYC, Inc. with the SEC under the Exchange Act from August 2010 until we terminated our registration under the Exchange Act in May 2013. Our fiscal year ends on March 31. We refer to the fiscal year ended March 31, 2017 as fiscal 2017 and the fiscal year ended March 31, 2016 as fiscal 2016.

We manage our OTA business through Travelcord, our proprietary internet-based online transaction platform. Through our website, www.tripborn.com, we offer a wide inventory of travel services and products to travel agents who serve the growing middle class of largely offline travelers in semi-urban and rural regions of India. Through our proprietary technology, we consolidate and provide our travel agent customers with access to travel bookings and hotel reservations that otherwise would be costly and time-consuming to obtain for their customers in an often-fragmented marketplace. While some of our more established competitors have focused on selling directly to consumers in urban areas, our travel agent partners tend to be small, brick and mortar establishments that serve travelers who rely on more personalized transactions for their travel booking needs due to language barriers and lack of access to the internet or credit cards. We have grown our operations through referrals and a focus on addressing our travel agent customers’ needs through technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and products directly to consumers.

We generate revenue through our ticketing business, which includes rail ticketing, bus ticketing and air ticketing, and our hotel reservations and vacation and business packages business. We also generate revenue by providing online payment services and access to visa processing services.

In our ticketing business, our main sources of revenue are (1) commissions and incentive payments from airline suppliers for tickets booked by our travel agent customers through our distribution channels and (2) service fees we charge our customers.

Historical Operations and Outlook

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing approximately 3,000 transactions per day in March 2017. In our fiscal year ended March 31, 2017 we processed 373,651 transactions and 7.6 million searches have been performed on our platform. Flight searches on our website have grown from a few per day in February 2014 to over 6,000 flight searches per day in March 2017. During fiscal 2017, we have experienced increased traffic on our website due to our efforts in marketing and branding. Our travel agent customers log in nearly 1,300 times per day and spend more than 20 minutes on the platform daily.  We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

In November 2015, we integrated the Indian Railway reservation system into our online platform using complex and scalable technology tools. Previously, we provided rail ticketing through a third party supplier. Becoming a principle agent has resulted in and will continue to result in an increase in rail ticketing revenue associated with an increase in fees associated with enrolling our travel agent customers and usage fees for ticketing. We have also experienced, and anticipate that we will continue to see, an increase in selling, general and administrative expenses associated with hiring additional personnel and expanding our marketing activities in connection with the expanded rail ticketing services as well as an increase in legal and consulting expenses associated with becoming a reporting company with the SEC.

Assuming we are successful in enrolling new travel agents while retaining our existing travel agents, we anticipate that we will achieve sustainable and predictable cash flow and revenue growth, year-over-year. However, there is no assurance that we will be successful in implementing our business model and achieving our operational and financial objectives.

We expect to see an increase in bookings through our website and a corresponding increase in revenue in fiscal 2018 due to the recent expansion of our sales force and our expansion into the states of Maharashtra, Karnataka and Madya Pradesh. In fiscal 2018 we expect to expand into other neighboring states in India.

India remains a largely unbanked country with cash transactions typical.  The Indian government’s decision to demonetize their two largest bank notes in circulation on November 8, 2016 caused a disruption throughout India’s economy, slowing growth and forcing customers to focus on day to day expenses.  This move slowed India’s GDP during the fourth quarter of fiscal 2017 to 6.1% causing India to lose its status as being the world’s fastest growing economy.  Growth in some of our travel products slowed during the quarter, while our money transfer product grew during this period.  We believe that the slowdown in growth will be short lived as the impacts of re-monetization have begun to be felt and GDP growth is projected to be 7.2% and 7.5% in 2017 and 2018.

RESULTS OF OPERATIONS

Twelve Months Ended March 31, 2017 and 2016

The following table presents, for the fiscal years ended March 31, 2017 and 2016, the components of our consolidated statements of income:

	Twelve Months Ended March 31,
	2017	2016
Net revenue	$569,843	$193,415

Cost of revenue	293,841	30,950

Gross profit	276,002	162,465

Operating expenses
Selling, general, and administrative expenses	490,829	190,852
Legal and consulting expenses	246,440	129,060

Income (loss) from operations	(461,267)	(127,447)

Other income (expense)
Depreciation and amortization	(226,526)	(5,480)
Interest expense	(162,163)	(9,926)
Total other income (expense)	(388,689)	(15,406)

Income (loss) before income tax expense	(849,956)	(172,853)
Income tax benefit (expense)	167,032	32,699

Net income (loss)	(682,924)	(140,154)

Revenue

Net revenues for the twelve months ended March 31, 2017 were $569,843 compared to $193,415 for the twelve months ended March 31, 2016, an increase of $376,428 or 195% in the year ended March 31, 2017 compared to the prior year. Revenue for the year ended March 31, 2017 consisted of $212,935 from air ticketing compared to $119,586 in the prior year, $0 in bus ticketing compared to $1,745 in the prior year, $29,348 from rail ticketing compared to $5,269 in the prior year, $4,245 from hotel booking compared to $(1,941) in the prior year, $217,503 from vacation packages compared to $31,030 in the prior year, $21,625 from payment services compared to $4,740 in the prior year, and $84,187 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $32,986 in the prior year quarter.

The growth over the prior year was primarily driven by increased transaction volume through the addition of more agents and an increased geographical reach which are supported by the hiring of additional personnel.  The largest growth areas were vacation packages, which grew by $186,473 over the prior year and air ticketing which grew $93,349 over the prior year.  Our primary focus has been on growing our vacation package sales as it is our highest margin offering, which has been accomplished by our increased brand recognition with our agents and suppliers which is driving more customers to us for these package offering. Air ticketing margins have steadily declined compared to the prior year as airlines have moved to a more direct sales approach with end user customers, which have reduced the margin for airline tickets. We sold minimal bus tickets at cost during the twelve months ended March 31, 2017 as we tested the marketplace for this product offering and found that to compete successfully we will need to increase our sales volume.

Cost of Revenues and Gross Profit

The cost of revenue for the twelve months ended March 31, 2017 was $293,841 compared to $30,950 for the prior year. The cost of revenue represents fees charged by our suppliers. Revenue from vacation packages, including income from airline tickets sold to customers as a part of vacation packages, some hotel, some cab, and railway software sales are accounted for on a gross basis as the Company is determined to be the primary obligor in the arrangement, whereas other revenues are recognized on a net basis. The increase in cost of revenue during the twelve months ended March 31, 2017 compared to the prior year resulted primarily from increased costs associated with the increased sales of our vacation packages.

Gross profit from revenues for the twelve months ended March 31, 2017 was $276,002 compared to $162,465 for the prior year.  The $113,573 increase was driven primarily by the increase in vacation package revenue outpacing the associated costs of providing the vacation packages.

Operating Expenses

Total operating expenses for the twelve months ended March 31, 2017 were $737,269 compared to $319,912 in the prior year.  Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as our operations have grown to support our revenue growth. Our operating expenses for the twelve months ended March 31, 2017 includes an increase of $117,380 in legal and consulting expenses compared to the prior year due to costs associated with being an Exchange Act reporting company.

We expect our sales and marketing expenses to continue to increase as we continue to grow the business and hire experienced personnel to support our expanding business and operations. We anticipate our general and administrative expenses will increase as we incur expenses associated with being an Exchange Act reporting company and applying to have our shares quoted on the OTCQB Market.

LIQUIDITY AND CAPITAL RESOURCES

Twelve Months Ended March 31, 2017 and 2016

As of March 31, 2017, we had $516,707 in cash and cash equivalents, compared to $251,971 as of March 31, 2016. This $264,736 increase in cash is a result of common stock sales of $650,000 and sales and issuances of convertible notes of $855,638 during the year offset by operating losses generated during the year ended March 31, 2017. As of March 31, 2017, we have a stockholders’ equity deficit of $88,394 compared to a deficit of $52,493 as of March 31, 2016.  Our stockholders’ deficit increased as a result of the increase in our operating losses exceeding our common stock sales and convertible note sales and issuances during the year.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes.  Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Twelve Months Ended
	March 31,	March 31,
	2017	2016
Cash Provided by (Used in):
Operating Activities	$(500,394)	$(169,153)
Investing Activities	(715,551)	(1,042,598)
Financing Activities	1,480,681	1,440,142

Operating Activities: Net cash used by operations was $500,394 during the twelve months ended March 31, 2017 compared to a cash use from operating activities of $169,153 during the prior year.

The year-over-year increase in cash used by operations is primarily the result of operating losses that were partially offset by positive changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the twelve months ended March 31, 2017 cash used by investing activities was $715,551 compared to a cash use from investing activities of $1,042,598 in the prior year.  These cash uses represent net changes in property, plant, and equipment and intangible assets and specifically a $695,000 upgrade to our Travelcord operating software during the year ended March 31, 2017.

Financing Activities: During the twelve months ended March 31, 2017, there was $1,480,681 of cash provided by financing activities compared to a cash provision of $1,440,142 in the prior year.  Cash generated during the year ended March 31, 2017 resulted from the sale of convertible promissory notes to non-affiliate investors, the sale of common stock, and the issuance of a convertible promissory note in payment for the Travelcord software upgrades. Cash generated from financing activities during the prior year resulted from loans we received from our founders, and from sales of convertible promissory notes to non-affiliate investors.

We presently do not have a senior credit or revolving credit facility and do not expect to obtain one in the foreseeable future.

We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities.  We estimate that we will require approximately $3.0 million and $5.0 million in the next 12 and 24 months to support our continued operations.

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

•          We raised $350,000 in the fourth quarter of fiscal 2016 and an additional $150,000 in the first quarter of fiscal 2017 pursuant to the Company’s issuance of convertible notes. The notes have a three-year term and bear interest at the rate of six percent payable at maturity. The principal amount of each note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity.  These notes are presently being amended to provide for their conversion to common stock on demand, at the option of the note holder.

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

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we had no off-balance sheet arrangements.

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

	Twelve Months Ended March 31
	2017	2016

Gross Bookings[1]	$13,374,314	$2,413,330

Revenue Margin[2]	4.3%	8.0%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Revenue margin is defined as revenue as a percentage of gross bookings.

The increase in gross bookings is driven by increases in all of our products as we increase our agent network and expand our geographic reach.  Revenue margin decreased in the twelve months ended March 31, 2017 to 4.3% from 8.0% in the prior year.  While gross bookings have increased in all categories, this decrease is driven by margins generated by lower margin offerings in air, bus, and rail ticketing and hotel booking outpacing margins from our higher margin product offerings including vacation packages and payment services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, income (loss) from operations and net income (loss), as well as the value of certain assets and liabilities on our balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Our management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly.  Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to materially differ from these estimates, the resulting changes could have a material adverse effect on our financial condition.

Our critical accounting polices include the following:

Change in Control Transaction and Reverse Recapitalization

The audited consolidated financial statements include the financial statements of the Company and Sunalpha, our wholly owned operating subsidiary. All significant related party accounts and transactions between the Company and Sunalpha have been eliminated upon consolidation.

The Company was formed by two transactions, the first being a change in control transaction on December 8, 2015, whereby Arna Global LLC (“Arna”), which is wholly owned by our president and director, Deepak Sharma, received 71,428,570 shares of our common stock, or 93% of the then-outstanding shares, for cash consideration of $95,500 pursuant to the Stock Purchase Agreement among us, Arna, and Maxim Kelyfos, LLC dated December 8, 2015.

In the second transaction, completed on December 14, 2015, we acquired substantially all of the outstanding shares of Sunalpha, which was incorporated under the laws of the Republic of India in November 2010. Sunalpha is the acquirer for financial reporting purposes, and TripBorn is the acquired company. Consequently, the assets, liabilities and results of operations that are reflected in the Company’s consolidated financial statements prior to the December 14, 2015 transaction are those of Sunalpha and are recorded using the historical cost basis. The consolidated financial statements after completion of the December 14, 2015 transaction include the assets, liabilities and results of operations of Sunalpha up to the day prior to the closing of the transaction, and the assets, liabilities and results of operations of the Company and Sunalpha from and after the closing date of the transaction.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board Accounting Standards Codification  605 (“FASB ASC” 605). Revenue is recognized where there is a persuasive evidence of an arrangement in respect of services to be provided, where such services have been rendered, and the fee is determinable and collectability is reasonably assured. We recognize revenue on a gross or net basis depending upon the underlying relationship with our suppliers for particular transactions. We derive our revenue primarily from air ticketing, rail ticketing, bus ticketing, hotels and vacation packages, online payment services and commissions fees and penalties.

Air Ticketing. Revenue from the sale of airline tickets is recognized as an agent on a net commission earned basis, when we do not assume any performance obligation following the confirmation of the issuance of an airline ticket to the customer. In instances where we have procured coupons of airline tickets in advance for an anticipated future demand from customers, and assumed the risk of loss for tickets not used, the income from the sale of such airline tickets is accounted for on the gross basis.

Incentives from airlines are recognized when the performance obligations under the incentive programs are achieved.

Hotels. Revenue from hotel reservations, including commissions earned, is recognized on a net basis as an agent, on the date of check-in, when we do not assume any performance obligation following the issuance of a hotel confirmation voucher to the customer. Where we have pre-booked the hotel room for an anticipated future demand from the customer and assumed the risk for not using the available hotel room nights at our disposal, revenue from the sale of such hotel room nights is accounted for on the gross basis.

Performance linked incentives from hotels are recognized as revenue on achievement of performance obligations.

Vacation Packages. Revenue from vacation packages, including revenue on airline tickets sold to customers as a part of vacation packages, is accounted for on the gross basis as we are determined to be the primary obligor in the arrangement i.e., the risks and responsibilities are taken by us, including the responsibility for delivery of services.

Rail Ticketing. Revenue from rail ticket reservations is recognized as an agent on a net commission earned basis, as we do not assume any performance obligation following the confirmation of the issuance of the ticket to the customer. We also earn one time agent sign-up fees from the railway agent at the time of agent enrollment. In the event of cancellation of rail tickets, the revenue we recognized is reversed, while fees charged to our customers for booking railway tickets are not reversed as part of the cancellation.

Other Revenue. Revenue from other sources, primarily comprising revenue from bus tickets reservations, visa processing, and pre-and post-paid expenses are recognized as the services are being performed. Revenue from bus ticket reservations is recognized as an agent on a net commission earned basis, as we do not assume any performance obligation following the confirmation of the issuance of the ticket to the customer.

Revenue is recognized net of cancellations, refunds, discounts and taxes. In the event of cancellation of tickets, revenue recognized with respect to gross amounts earned by us on such tickets is reversed, and we recognize a liability with respect to the refund due to our customers, net of penalties, if any. Airlines may charge penalties for cancellations. We recognize penalties we collect from our customers as income, and recognize penalties paid to the airlines or suppliers as expenses at the time of cancellation. In addition, a liability is recognized in respect of the refund due to our customers for the gross amount charged to such customers net of cancellation fees. Revenue generally is recognized (1) on the date of departure for vacation packages, (2) on the date of booking for hotel reservations and (3) on the date of ticket issuance for the sale of airline tickets. Cancellations, if any, do not impact revenue recognition since revenue is recognized upon availment of services by the customer.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ significantly from those estimates. The estimates underlying the Company’s financial statements relate to accruals for travel transactions, valuation of accounts receivable, useful life of long-lived assets and income taxes.

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms which generally range from one to ten days from the time and date of transaction. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices exceeding credit terms are considered delinquent. Payments of accounts receivable are allocated to specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into U.S. Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of ASC 830-10, Foreign Currency Matters. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within stockholders’ equity (deficit).

Recently Issued Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board to determine the potential impact they may have on our consolidated financial statements.  For a discussion of the newly issued accounting pronouncements see “Recently Issued Accounting Pronouncements” under Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tripborn, Inc.:

We have audited the accompanying consolidated balance sheets of Tripborn, Inc. (the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016 the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ram Associates

Ram Associates
Hamilton, NJ
June 29, 2017

TRIPBORN, INC.

Consolidated Balance Sheets

March 31,

Assets
	2017	2016
Current assets
Cash and cash equivalents	$516,707	$251,971
Accounts receivable	289,089	117,379
Other current assets	294,203	72,981
Total current assets	1,099,999	442,331

Property and equipment, net	13,236	10,207
Intangible assets, net	1,563,222	1,077,226
Deferred tax assets	226,331	33,680
Total Assets	$2,902,788	$1,563,444

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$175,748	$55,744
Other current liabilities	460,314	35,753
Total current liabilities	636,062	91,497

Long-term liabilities
Loans payable - Related Party	0	23,958
Convertible notes	2,355,120	1,500,482
Total current and long-term liabilities	2,991,182	1,615,937

Stockholders' equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 authorized	—	—
Common stock, par value $0.0001; 200,000,000 authorized
78,971,581 and 76,804,914 shares issued and outstanding as of
March 31, 2017 and March 31, 2016 respectively.	7,898	7,681
Additional paid-in capital	725,492	75,708
Accumulated other comprehensive income (loss)	6,732	9,710
Retained earnings/(deficit)	(828,516)	(145,592)
Total stockholders' equity (defecit)	(88,394)	(52,493)

Total liabilities and stockholders' equity	$2,902,788	$1,563,444

See accompanying notes to financial statements.

TRIPBORN, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended March 31,

	2017	2016

Net revenue	$569,843	$193,415

Cost of revenue	293,841	30,950

Gross profit	276,002	162,465

Operating expenses
Selling, general and administration expenses	490,829	190,852
Legal and consulting expenses	246,440	129,060

Income (loss) from operations	(461,267)	(157,447)

Other income (expenses)
Depreciation and amortization	(226,526)	(5,480)
Interest expense	(162,163)	(9,926)
Total other income (expense)	(388,689)	(15,406)

Income (loss) before income tax expense	(849,956)	(172,853)
Income tax benefit	167,032	32,699

Net income (loss)	(682,924)	(140,154)

Other comprehensive income (loss):

Unrealized foreign currency translation income/(loss)	(2,978)	8,929

Net comprehensive income/(loss) for the period	$(685,902)	$(131,225)

Basic income (loss) per share	$(0.01)	$(0.00)
Diluted income (loss) per share	$(0.01)	$(0.00)

Basic weighted average number of shares	77,286,488	58,386,281
Diluted weighted average number of shares	77,286,488	58,386,281

See accompanying notes to financial statements.

TRIPBORN, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended March 31, 2017 and 2016

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings/ deficit	Total stockholders’ equity/ (deficit)

Balance at March 31, 2015	1,298,701	$130	$1,712	$781	$(5,438)	$(2,815)

Issue of common shares	70,129,869	7,013	74,534			81,547

Recapitalization on December 15, 2015	5,376,344	538	(538)

Other comprehensive income (loss)				8,929		8,929

Net income (loss)					(140,154)	(140,154)

Balance at March 31, 2016	76,804,914	7,681	75,708	9,710	(145,592)	(52,493)

Other comprehensive income (loss)				(2,978)		(2,978)

Issuance of common shares	2,166,667	217	649,784			650,001

Net income (loss)					(682,924)	(682,924)

Balance at March 31, 2017	78,971,581	$7,898	$725,492	$6,732	$(828,516)	$(88,394)

See accompanying notes to financial statements.

TRIPBORN, INC.

Consolidated Statements of Cash Flows

Years Ended March 31,

	2017	2016
Cash flows from operating activities
Net income (loss)	$(682,924)	$(140,154)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	226,526	5,480
Other comprehensive income (loss)	(2,978)	8,929
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(171,710)	(50,576)
Other current assets	(221,222)	(36,921)
Deferred tax asset	(192,651)	(32,641)
Increase (decrease) in:
Accounts payable and accrued expenses	120,004	44,843
Other current liabilities	424,561	31,887
Net cash provided by (used in) operating activities	(500,394)	(169,153)

Cash flows from investing activities
Purchase of property and equipment	(12,130)	(3,648)
Increase in intangible assets	(703,421)	(1,038,950)
Net cash used in investing activities	(715,551)	(1,042,598)

Cash flows from financing activities
Increase in common stock	217	7,551
Increase in additional paid-in capital	649,784	73,996
Decrease in loan from shareholder	(23,958)	(141,887)
Increase in convertible notes	854,638	1,500,482
Net cash provided by financing activities	1,480,681	1,440,142

Net change in cash and cash equivalents	264,736	228,391

Cash and cash equivalents
Beginning of the year	251,971	23,580
End of the year	$516,707	$251,971

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to financial statements.

TRIPBORN, INC.
Notes to Audited Consolidated Financial Statements
March 31, 2017 and 2016

1.	Organization and the Nature of Business

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

On December 14, 2015, the Company acquired all of the outstanding shares of Sunalpha, which is incorporated under the laws of the Republic of India on November 4, 2010. The transaction is being accounted for as a reverse recapitalization. Sunalpha is the acquirer for financial reporting purposes, and TripBorn is the acquired company.

2.	Summary of Significant Accounting Policies

Accounting Policies

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Basis of Presentation

The acquisition of all of the outstanding shares of common stock of Sunalpha by TripBorn on December 14, 2015 is being accounted for as a reverse recapitalization. Sunalpha is the acquirer for financial reporting purposes, and TripBorn is the acquired company. Consequently, the assets, liabilities and results of operations that are reflected in the Company’s consolidated financial statements prior to the December 14, 2015 transaction are those of Sunalpha and are recorded using the historical cost basis. The consolidated financial statements after completion of the December 14, 2015 transaction include the assets, liabilities and results of operations of Sunalpha up to the day prior to the closing of the transaction, and the assets, liabilities and results of operations of the Company and Sunalpha from and after the closing of the transaction on December 14, 2015. All significant related party accounts and transactions between the Company and Sunalpha have been eliminated upon consolidation.

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

Cost of Revenue

Cost of revenue primarily consists of costs paid to hotel and vacation package suppliers for the acquisition of relevant services and products for sale to customers and includes the procurement cost of hotel rooms and other services.

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

Sunalpha has nine accounts denominated in Indian Rupees. As of March 31, 2017 and 2016, the cash balance in financial institutions in India was USD $116,806 and $163,138, respectively. The transactions are undertaken in Indian Rupees and results in foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

US GAAP requires Company management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the internal revenue service. The Company has concluded that as of March 31, 2017 and 2016 there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however there are currently no audits for any tax periods in progress. Company management believes that the Company’s income tax returns for the last three years remain subject to examination based on normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period.

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

3.	Change in Control Transaction

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

4.	Acquisition of Sunalpha Green Technologies Private Limited

On December 14, 2015, the Company acquired substantially all of the outstanding shares of Sunalpha which was incorporated under the laws of the Republic of India in November 2010. The transaction is being accounted for as a reverse recapitalization. Sunalpha is the acquirer for financial reporting purposes, and TripBorn is the acquired company. Consequently, the assets, liabilities and results of operations that are reflected in the Company’s consolidated financial statements prior to the December 14, 2015 transaction are those of Sunalpha and are recorded using the historical cost basis. The consolidated financial statements after completion of the December 14, 2015 transaction include the assets, liabilities and results of operations of Sunalpha up to the day prior to the closing of the transaction, and the assets, liabilities and results of operations of the Company and Sunalpha from and after the closing date of the transaction.

5.	Increase in Authorized Shares

The Company amended its certificate of incorporation on January 13, 2016 to (a) increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 and (b) change its name from PinstripesNYC. Inc. to Tripborn, Inc.

6.	Property and Equipment

Property and Equipment consists of the following as of March 31, 2017 and 2016. The property and equipment listed below are recorded in the books of Sunalpha.

	March 31, 2017	March 31, 2016
Computer	$20,782	$11,634
Furniture and Fixture	4,138	4,125
Office Equipment	5,768	2,638
Software License	244	407
Total	30,933	18,804
Accumulated depreciation	(17,697)	(8,597)
Fixed assets, net	$13,236	$10,207

Depreciation expense for the year ended March 31, 2017 and 2016 is $9,100, and $5,289 respectively.

7.	Intangible Assets

Intangible assets consist of the following as of March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
API Access	$129,876	$121,455
Software	1,651,000	956,000
Total	1,780,876	1,077,455
Accumulated amortization	(217,654)	(229)
Intangible assets, net	$1,563,222	$1,077,226

Amortization expense for the years ended March 31, 2017 and March 31, 2016 was $217,425 and $191, respectively.

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

On September 23, 2016, we entered into a software development agreement with Takniki Communications to further develop and enhance our online transaction platform, Travelcord. Pursuant to this software development agreement, we agreed to pay a fee of $695,000 upon delivery of enhanced software, which occurred on December 31, 2016. The Company paid for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications.

8.           Tax Recovery Charges

The Company through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from the travel service providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference of the amount paid while acquiring services and collected while selling the services are remitted to taxing authorities ("tax recovery charge"). As of the March 31, 2017, the Company has a balance with the tax authority to offset future service tax dues.

9.	Related Party Transactions

i.	Convertible Notes

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

On September 23, 2016, we entered into a software development agreement with Takniki Communications to further develop and enhance our online transaction platform, Travelcord. Pursuant to this software development agreement, we agreed to pay a fee of $695,000 upon delivery of enhanced software, which occurred on December 31, 2016. The Company paid for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with a maturity date of December 31, 2019 and bearing interest at a rate of 10%. The principal amount of this note is convertible into 10,303,070 shares of our common stock at the noteholder’s option at maturity.  In the event that the Company completes an Uplist Transaction prior to the December 31, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 10,303,070 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Takniki will have the option to receive full payment of the outstanding principal balance or the Note Shares, each together with accrued unpaid interest paid in cash. Takniki also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

ii.	Loans Payable - Related Party

Loans payable – related party include advance of $21,457 and $2,501 provided by Arna and Mr. Sharma, respectively. These advances were provided to the Company to meet certain operating expenses.  These loans were repaid on July 11, 2016.

iii.	Guarantee

Deposits of the Company’s President and Managing Director with IndusInd Bank Ltd. serve as collateral for a guarantee in the amount of $50,000 in favor of the International Air Transport Association (“IATA”) on behalf of Sunalpha. IndusInd Bank Ltd. will pay the guaranteed amount for claims through September 30, 2017.

10.	Convertible Notes

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

On July 1, 2016, the Company issued convertible promissory notes to an accredited investor in the aggregate principal amount of $150,000 pursuant to a note purchase agreement dated February 8, 2016. Interest will accrue at the rate of 6% per annum. In the event that the Company completes an underwritten public offering of its common stock in connection with a listing on a national securities exchange (an “Uplist Transaction”), prior to the July 1, 2019 maturity date, the outstanding principal balance of the note will automatically convert into a total of 3,924,088 shares of common stock (the “Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, the noteholder will have the option to receive full payment of the outstanding principal balance of the Note shares each together with accrued unpaid interest paid in cash. The noteholder also will have the option to receive full payment of the outstanding principal or the note shares, together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

11.	Stockholder’s Equity

During fiscal 2017 the Company issued and sold 2,166,667 shares of the Company’s common stock, par value $0.0001 pursuant to a private placement.  The purchase price per share was $0.30 resulting in aggregate proceeds of $650,000 to the Company.

12.	Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets (liabilities) at March 31, 2017 and 2016 are as follows:

	March 31, 2017	March 31, 2016
Property and equipment	$26,611	$992
Carried forward loss	199,720	32,688
Total deferred income taxes	$226,331	$33,680

Income tax expense (benefit) was computed as follows:

Federal income tax	$-	$-
State income tax	-	-
Foreign jurisdiction income tax	-	-
Total income taxes, current provision	-	-
Deferred income tax expenses/(benefit)	(167,032)	(32,699)
Total income taxes expense/(benefit)	$(167,032)	$(32,699)

The Company files its income tax returns on a fiscal year basis.

The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company files income tax returns in the U.S. federal jurisdiction, various State jurisdictions. Sunalpha files tax returns India. The Company is generally subject to U.S. Federal, State and local examinations by tax authorities for the past three years.

13.	New Accounting Pronouncements

i.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method, and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements.  The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.  Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.  While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

ii.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim reporting periods within fiscal years beginning after December 15, 2019. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

iii.
In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new ASC 842 "Leases" to replace the previous ASC 840 "Leases." ASU 2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its consolidated financial statements.

iv
In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

v
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of- period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

vi
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.

14.	Net Income (Loss) Per Share

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Years ended March 31,
	2017	2016
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(682,924)	$(140,154)
Weighted average common shares outstanding	77,286,488	58,386,281
Basic net income (loss) per share of common stock	$(0.01)	$(0.00)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(682,924)	$(140,154)
Weighted average common shares outstanding	77,286,488	58,386,281
Dilutive effects of convertible debt	-	-
Weighted average common shares, assuming dilutive effect of convertible debt	77,286,488	58,386,281
Diluted net income (loss) per share of common stock	$(0.01)	$(0.00)

Due to net loss, the shares of common stock underlying the convertible notes described in Notes 9 and 10 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

15.	Commitments

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (API) agreement, dated October 5, 2015, the Company is required to pay a minimum annual maintenance fee of $7,500 to IRCTC. In the event the agreement is renewed, the amount based on the number of active railway agents that use the Company rail booking services on the Company’s platform will be payable annually. On September 30, 2016, the Company renewed its agreement with the IRCTC and paid an annual maintenance fee of $8,600 based on the number of active railway agents it has enrolled to book rail tickets.

Until December 8, 2015, the Company shared office space with Maxim Group LLC. The majority member of Maxim Group LLC is the sole stockholder of Maxim Kelyfos, LLC, which owned 93% of the Company’s common stock outstanding prior to the acquisition of Sunalpha by the Company.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by a director of the Company on a rent free basis. As of March 31, 2017 and 2016, the Company has not paid any rent. The Company is expected to pay market rate rent once the Company is profitable.

The Company has leased office space in Ahmedabad, India effective from March 1, 2016 for a term of five years. The operations of the Company are being undertaken from the new premises. The Company will pay approximately $1,260 per month pursuant to the lease agreement.

The Company entered into a consulting agreement effective May 24, 2016 with LogiCore Strategies, LLC (“LogiCore”), pursuant to which Richard J. Shaw serves as the Company’s Chief Financial Officer. The Company compensates LogiCore for Mr. Shaw’s time at an annual rate of $60,000.

16.	Subsequent Events

The Company has evaluated subsequent events through June 29, 2017, the date on which the financial statements were available to be issued.

Since March 31, 2017, the Company closed on the sale of an aggregate of 1,653,333 shares of the Company’s common stock pursuant to subscription agreements with a total of 8 investors, resulting in aggregate proceeds to the Company of $496,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this annual report (our fourth fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers as of March 31, 2017.

Name	Age	Position	Year First Elected Director
Deepak Sharma	42	President, Chief Executive Officer and Director	2015
Sachin Mandloi	40	Vice President and Director	2015
Richard J. Shaw	50	Chief Financial Officer and Treasurer	N/A

The following includes a brief biography for each of our directors and executive officers, with each director biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director. There are no family relationships among any of our directors or executive officers.

Deepak Sharma has served as our President, Chief Executive Officer and a director since December 2015. He served as our Chief Financial Officer from December 2015 to May 2016. Mr. Sharma founded our Indian operating subsidiary, Sunalpha and has been serving as its managing director and President since 2010. Mr. Sharma is the President of Alphatech Systems and Consulting Inc., an information technology service company that he founded in 2006. Alphatech provides customer solutions including software development and maintenance services.

The board of directors believes that Mr. Sharma’s institutional knowledge as a founder of the company as well as his experience in business development and software product development are crucial to successfully growing our business.

Sachin Mandloi has served as our Vice President and a director since December 2015. Mr. Mandloi is responsible for technology development, quality assurance and product delivery. Mr. Mandloi is the founder and president of Takniki Communications, an information technology service company formed under the laws of the Republic of India that provides information technology solutions, including software development and maintenance services. Mr. Mandloi has served as the President of Takniki Communications since he founded it in 1998. Mr. Mandloi has served as a director of our Indian operating subsidiary, Sunalpha since 2014.

The board of directors believes that Mr. Mandloi’s experience in software development and maintenance in India, as well as his in-depth knowledge of digital marketing and data analytics are crucial to successfully growing our business.

Richard J. Shaw has served as our Chief Financial Officer and Treasurer since May 2016. Mr. Shaw has served as the President of LogiCore Strategies, LLC, a financial and business advisory services firm, since June 2014. Mr. Shaw also has served as Chief Financial Officer of BirchBioMed, Inc., a clinical-stage biomedical company focused on the commercialization, clinical evaluation and development of anti-scarring drugs, autoimmune therapeutics/therapies and novel strategies for transplantation, since March 2016, as Chief Financial Officer of FastPencil, Inc., since February 2017, and as Chief Financial Officer of Jerash Holdings (US), Inc., since May  2017. Previously, Mr. Shaw served as Chief Operating Officer of Roberts Office Furniture Concepts, a designer, manufacturer and remanufacturer of sustainable office furniture and workplace systems, from September 2013 to June 2016. Previously, Mr. Shaw served as Chief Financial Officer of High Peaks Hospitality, LLC, an independent hotel ownership, development construction and management company from June 2012 to August 2013, and Chief Financial Officer of Harden Furniture, Inc., a manufacturer of solid wood furniture and upholstery from May 2008 to June 2012. Mr. Shaw earned a BS in Accounting from LeMoyne College and is a Certified Public Accountant, licensed by the State of New York.

We are not party to any employment agreements or other agreements with Messrs. Sharma and Mandloi that prevent them from providing similar services to other companies in our industry, which could potentially give rise to a conflict of interest if they chose to offer their services to a competitor. However, under Delaware law, as directors, Mr. Sharma and Mr. Mandloi owe a duty of loyalty to our stockholders, which places limits on their ability to enter into transactions that conflict with the interests of our stockholders. In the event that Mr. Sharma or Mr. Mandloi left the Company, they would not be prevented from participating in a venture or business that competes with us.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Accordingly, our directors, officers and persons who own more than ten percent of our common stock are not required to file with the Securities and Exchange Commission initial reports of ownership or reports of changes in ownership of our common stock.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size.

Committees of the Board of Directors

We expect our board of directors, in the future, to appoint an audit committee, nominating committee and compensation committee and to adopt charters relative to each such committee.  We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.  In addition, we intend that at least one of our directors who serves on our audit committee will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the Securities and Exchange Commission. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

ITEM 11.  EXECUTIVE COMPENSATION

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing the following executive and director compensation information in accordance with the scaled disclosure requirements of Regulation S-K.

In compliance with Instruction 4 to Item 402(m) of regulation S-K, we have omitted the Summary Compensation, Outstanding Equity Awards at Fiscal Year-End and Director Compensation tables because we did not award or pay, and our named executive officer and directors did not otherwise earn, any compensation with respect to our last two fiscal years ended March 31, 2017 and March 31, 2016. Our named executive officer is Deepak Sharma. Mr. Sharma serves as our President, Chief Executive Officer, and as a director.  We do not have any other executive officers whose total compensation exceeds $100,000.  Mr. Sachin Mandloi, who serves as our Vice President, is also a director.

We are not party to any employment agreements or other agreements with Messrs. Sharma and Mandloi.  Effective May 24, 2016, we entered into a consulting agreement with LogiCore Strategies, LLC, pursuant to which Richard J. Shaw serves as our Chief Financial Officer and Treasurer. We compensate LogiCore for Mr. Shaw’s time as an independent contractor at an annual rate of $60,000. We will reimburse Mr. Shaw for reasonable travel expenses. The consulting agreement has a one-year term that is automatically renewable for subsequent one year terms unless terminated by either party.

Equity Compensation Plan

On April 15, 2016, we adopted the TripBorn, Inc. 2016 Stock Incentive Plan, which authorized the issuance of 7,680,000 shares of our common stock pursuant to stock options, restricted stock, restricted stock units or other awards authorized under the terms of the plan. No awards have been issued under the plan.

Director Compensation

Each of our directors is an employee of the Company, and therefore do not receive any additional compensation for services as a director.  The compensation that we pay to each of our directors is disclosed in the 2017 Summary Compensation Table.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table provides information as of June 16, 2017, concerning beneficial ownership of our common stock known to us to be held by (1) our named executive officers, (2) our directors, (3) our executive officers and directors as a group and (4) each person or entity we know to beneficially own more than five percent of our common stock. The percentages of shares owned shown in the table below are based on 80,624,915 shares of our common stock outstanding as of June 16, 2017.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned

Named Executive Officers and Directors:

Deepak Sharma(1)(2) President, Chief Executive Officer and Director	35,714,285	44.3%

All directors and executive officers as a group (3 persons)	71,428,570	88.6%

5% Stockholder:

Arna Global LLC(3) 4390 US Route 1, Suite 221 Princeton, NJ 08540	35,714,285	44.3%

Sachin Mandloi(4) Vice President and Director	35,714,285	44.3%

(1)
As the sole member of Arna Global LLC, Mr. Sharma may be deemed to be the beneficial owner of the 35,714,285 shares held by Arna. Mr. Sharma has sole voting and sole dispositive power with respect to the 35,714,285 shares held by Arna.

(2)
Does not include 3,432,234 shares of common stock issuable under the terms of the 10% convertible note held by Mr. Sharma or the 21,194,381 shares of common stock issuable under the terms of the 10% convertible note held by Arna, in each case described under “Certain Relationships and Related Person Transactions” in this Memorandum.

(3)	Does not include 21,194,381 shares of common stock issuable under the terms of the 10% convertible note described under “Certain Relationships and Related Person Transactions” in this Memorandum.

(4)
Mr. Mandloi has sole voting and sole dispositive power with respect to the shares. Does not include 835,552 shares of common stock issuable under the terms of the 10% convertible note held by Mr. Mandloi or the 10,303,070 shares of common stock issued under the terms of the 10% convertible note held by Takniki Communications, in each case described under “Certain Relationships and Related Person Transactions” in this Memorandum.

Equity Compensation Plan Information

The following table set forth certain information, as of March 31, 2017, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	7,680,000

Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,680,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

In the course of our development, we have participated in transactions with Deepak Sharma and Sachin Mandloi. Mr. Sharma is the founder and Messrs. Sharma and Mandloi are executive officers and directors of our Indian operating subsidiary, Sunalpha. In addition, Messrs. Sharma and Mandloi have been executive officers and directors of TripBorn since December 2015.

On December 8, 2015, Arna Global LLC (“Arna”), which is wholly-owned by our president and director, Deepak Sharma, purchased 71,428,570 shares of our common stock in a private transaction for an aggregate purchase price of $95,500. On that date, these shares represented 71% of our authorized share capital and 93% of our common stock outstanding. Arna is a Delaware limited liability company whose sole member is Deepak Sharma. Immediately prior to the purchase, Maxim Kelyfos, LLC was the beneficial owner of 93% of our outstanding common stock.

On December 14, 2015, we acquired substantially all of the outstanding shares of Sunalpha from Mr. Mandloi for $95,835.

The above transactions were effected to incorporate our business in the state of Delaware. Therefore, neither Mr. Sharma nor Mr. Mandloi had a quantifiable interest in these transactions.

On December 16, 2015, Arna entered into the Software Agreement with us whereby we succeeded to the rights of Arna with respect to our proprietary software pursuant to a Software Development Services Agreement between Takniki Communications and Arna. Mr. Mandloi, our vice president and director, is the founder and President of Takniki Communications. Pursuant to this Software Agreement, Arna assigned its rights to the developed software, any further development with respect to the software and its rights as licensor of the software to Sunalpha. In consideration for the assignment, we agreed to pay Arna $956,000, which is evidenced by a convertible promissory note described below.

In connection with the Software Agreement, Arna loaned us $956,000, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that we complete an “uplist transaction,” which is an underwritten public offering of our common stock in connection with a listing on a national securities exchange prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 21,194,381 shares of common stock, which we refer to as the note shares. If the uplist transaction does not occur prior to the maturity date, Arna will have the option to receive full payment of the outstanding principal balance or the note shares, each together with accrued unpaid interest paid in cash. Arna also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  At March 31, 2017 the total indebtedness under this agreement was $1,052,926 which is composed of the principal of $956,000 and accrued and unpaid interest of $96,928.  No interest has been paid on this obligation.

Mr. Sharma loaned us $156,407, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that we complete an “uplist transaction,” which is an underwritten public offering of our common stock in connection with a listing on a national securities exchange prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 3,432,234 shares of common stock, which we refer to as the note shares. If the uplist transaction does not occur prior to the maturity date, Mr. Sharma will have the option to receive full payment of the outstanding principal balance or the note shares, each together with accrued unpaid interest paid in cash. Mr. Sharma also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  At March 31, 2017 the total indebtedness under this agreement was $172,265 which is composed of the principal of $156,407 and accrued and unpaid interest of $15,858.  No interest has been paid on this obligation.

Mr. Mandloi loaned us $38,076, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that we complete an “uplist transaction,” which is an underwritten public offering of our common stock in connection with a listing on a national securities exchange, prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 835,552 shares of common stock, which we refer to as the note shares. If the uplist transaction does not occur prior to the maturity date, Mr. Mandloi will have the option to receive full payment of the outstanding principal balance or the note shares, each together with accrued unpaid interest paid in cash. Mr. Mandloi also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  At March 31, 2017 the total indebtedness under this agreement was $41,937 which is composed of the principal of $38,076 and accrued and unpaid interest of $3,860.  No interest has been paid on this obligation.

We lease approximately 2,455 square feet of office space for our principal executive offices in Ahmedabad, India. Currently, our president and director, Deepak Sharma leases this space to us at no charge. If and when our operations become profitable, we expect to enter into a lease agreement to pay market-based rent for the space. We have no immediate plans to enter into a lease agreement with Mr. Sharma.

Mr. Sharma’s deposits with IndusInd Bank Ltd. serve as collateral for a guarantee in the amount of $50,000 in favor of the International Air Transport Association on behalf of our operating subsidiary, Sunalpha. IndusInd Bank Ltd. will pay the guaranteed amount for claims through September 30, 2017.

We entered into a consulting agreement effective May 24, 2016 with LogiCore, pursuant to which Richard J. Shaw serves as the Company’s Chief Financial Officer. The Company compensates LogiCore for Mr. Shaw’s time at an annual rate of $60,000. Mr. Shaw wholly owns LogiCore. His interest in the transaction is $60,000.

We received an advance of $2,501 from Mr. Sharma and $21,457 from Arna for working capital expenses during the first quarter of fiscal 2017. We repaid the advances as of July 11, 2016.

On September 23, 2016, we entered into a software development agreement with Takniki Communications to further develop and enhance our online transaction platform, Travelcord. Pursuant to this software development agreement, we agreed to pay a fee of $695,000 upon delivery of enhanced software, which occurred on December 31, 2016. The Company paid for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with a maturity date of December 31, 2019 and bearing interest at a rate of 10%. The principal amount of this note is convertible into 10,303,070 shares of our common stock at the noteholder’s option at maturity.  At March 31, 2017 the total indebtedness under this agreement was $712,375 which is composed of the principal of $695,000 and accrued and unpaid interest of $17,375.  No interest has been paid on this obligation.

Director Independence

Although our shares are not listed on The NASDAQ Capital Market or any other exchange, we use the independence standards of the NASDAQ Listing Rules in evaluating the independence of our directors. Our directors, Deepak Sharma and Sachin Mandloi do not meet the definition of “independent directors” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules due to their relationships with us as founders of our Indian operating subsidiary. In the future, if we list our common stock on The NASDAQ Capital Market or another national securities exchange, we will be required to have a majority of independent directors and we intend to comply with applicable requirements relating to director independence in connection with such listing.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services provided by RAM Associates CPAs, P.C., our independent registered public accounting firm, during the fiscal year ended March 31, 2017, which we refer to as fiscal year 2017 and the fiscal year ended March 31, 2016, which we refer to as fiscal year 2016.

	Fiscal Year 2017	Fiscal Year 2016
Audit Fees	$17,650	$30,150
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees		—
Total	$17,650	$30,150

Audit fees during fiscal year 2017 and fiscal year 2016 were for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

The Board of Directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. See Index to Financial Statements included in Item 8 of Part II of this report.

(b)	Financial Statement Schedules. None.

(c)	Exhibits. See Index to Exhibits contained in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2017	TRIPBORN, Inc.

	By:	/s/ Deepak Sharma
Deepak Sharma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.

Signature	Title	Date
/s/ Deepak Sharma	President, Chief Executive Officer and Director	June 29, 2017
Deepak Sharma	(Principal Executive Officer)

/s/ Richard J. Shaw	Chief Financial Officer	June 29, 2017
Richard J. Shaw	(Principal Financial Officer)

/s/ Sachin Mandloi	Vice President and Director	June 29, 2017
Sachin Mandloi

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual reports to security holders covering TripBorn, Inc.’s last fiscal year have been sent to its security holders.  No proxy statement, form of proxy or other proxy soliciting material have been sent to TripBorn, Inc.’s security holders during such period.

INDEX TO EXHIBITS

Exhibit Number		Description
2.1
Stock Purchase Agreement, dated as of December 8, 2015 among PinstripesNYC, Inc., Arna Global LLC and Maxim Kelyfos, LLC, incorporated herein by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

2.2
Share Transfer Agreement, dated December 14, 2015 between PinstripesNYC, Inc. and Sachin Kamalkishore Mandloi, , incorporated herein by reference from Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

3.1		Certificate of Incorporation, incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

3.2
Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

3.3		Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

4.1		Form of Common Stock Certificate, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

4.2		Form of 10% convertible notes due March 7, 2019, incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

4.3		Form of 6% convertible notes due February 8, 2019, incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

10.1
Software Agreement, effective as of December 16, 2015, between Arna Global LLC and TripBorn, Inc., incorporated herein by reference from Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on July 19, 2016.

10.2
Software Development Agreement, dated January 26, 2015 between Takniki Communications (India) and Arna Global LLC, incorporated herein by reference from Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on July 19, 2016.

10.3
Letter Agreement, dated December 16, 2015, between Arna Global LLC and Sunalpha Green Technologies Private Limited, incorporated herein by reference from Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on July 19, 2016.

10.4
Software Licensing Agreement, dated April 1, 2015, between Arna Global LLC and Sunalpha Green Technologies Private Limited, incorporated herein by reference from Exhibit 10.4 to the Company’s  Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

10.5
Agreement, dated October 5, 2015 between Sunalpha Green Technologies Private Limited and Indian Railway Catering and Tourism Corporation Limited, incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

10.6
Note Purchase Agreement between TripBorn Inc. and the Investors party thereto, dated February 8, 2016, incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

10	.7*	TripBorn, Inc. 2016 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

10	.8*
Form of Nonqualified Stock Option Award Notice under the TripBorn, Inc. 2016 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

10	.9*
Consulting Agreement, effective May 24, 2016 between TripBorn, Inc. and LogiCore Strategies, LLC, incorporated herein by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on July 19, 2016.

10.10
Software Development Agreement, dated September 23, 2016, between TripBorn, Inc. and Takniki Communications, incorporated herein by reference from Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed on September 23, 2016.

10.11
Application Programming Interface (API) Agreement, dated September 30, 2016, by and between Sunalpha Green Technologies Private Limited and the Indian Railway Catering and Tourism Corporation Limited, incorporated herein by reference from Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on November 21, 2016.

10.12
10% convertible note, dated December 31, 2016 issued to Takniki Communications, incorporated herein by reference from Exhibit 10.1 to the Company’s  quarterly report on Form 10-Q filed on February 14, 2017.

21		List of Subsidiaries, as filed with out Registration on Form S-1 (File No. 333-210821) on April 18, 2016.

31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.INS	XBRL Instance Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	.SCH	XBRL Taxonomy Extension Schema Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase

* Indicates a management contract or compensatory plan, contract or arrangement