Form 10-Q
period 2017-06-30
TripBorn, Inc.
filed 2017-08-14
CIK 1498232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, there were outstanding 95,711,874 shares of common stock, par value $0.0001 per share.

TripBorn, Inc.

Form 10-Q

For the First Quarter Ended June 30, 2017

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter Ended June 30,
	2017	2016
Net revenue	$108,542	$94,242

Cost of revenue	19,886	68,946

Gross profit	88,656	25,296

Operating expenses
Selling, general, and administrative expenses	176,177	48,167
Legal and consulting expenses	47,623	76,968

Income (loss) from operations	(135,144)	(99,839)

Other income (expense)
Depreciation and amortization	(118,904)	(49,504)
Interest expense	(60,494)	(34,390)
Total other income (expense)	(179,398)	(83,894)

Income (loss) before income tax expense	(314,542)	(183,733)
Income tax benefit (expense)	92,000	53,688

Net income (loss)	(222,542)	$(130,045)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	80,660,849	76,804,914
Diluted weighted average number of shares	80,660,849	76,804,914

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	First Quarter Ended
	June 30,
	2017	2016
Net income (loss)	$(222,542)	$(130,045)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income/(loss)	(200)	290
Other comprehensive income (loss), net of tax	(200)	290
Comprehensive loss	$(222,742)	$(129,755)

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$983,520	$516,707
Accounts receivable	250,265	289,089
Other current assets	307,016	294,203
Total current assets	1,540,801	1,099,999

Property and equipment, net	12,868	13,236
Intangible assets, net	1,443,749	1,563,222
Deferred income taxes	318,809	226,331
TOTAL ASSETS	$3,316,227	$2,902,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,563	$175,748
Other current liabilities	602,680	460,314
Total current liabilities	725,243	636,062

Long term liabilities
Loans payable – related party	0	0
Convertible notes	2,355,120	2,355,120
Total current and long term liabilities	3,080,363	2,991,182
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	0	0
Authorized shares: 10,000,000
Common stock $.0001 par value	8,080	7,898
Authorized shares: 200,000,000
Shares issued and outstanding: 80,794,914 and 78,971,581
Additional paid-in capital	1,272,310	725,492
Accumulated other comprehensive income (loss)	6,532	6,732
Retained earnings (deficit)	(1,051,058)	(828,516)
Total stockholders’ equity	235,864	(88,394)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,316,227	$2,902,788

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
 (Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2017	78,971,581	$7,898	$725,492	$6,732	$(828,516)	$(88,394)

Issuance of common stock	1,823,333	182	546,818			547,000

Other comprehensive income (loss)				(200)		(200)

Net income (loss)					(222,542)	(222,542)

Balance at June 30, 2017	80,794,914	8,080	1,272,310	6,532	(1,051,058)	235,864

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(222,542)	$(130,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118,904	49,504
Other comprehensive income (loss)	(200)	290
Changes in operating assets and liabilities:
Accounts receivable	38,824	(70,533)
Other current assets	(12,813)	8,407
Deferred tax asset	(92,478)	(54,887)
Accounts payable and accrued expenses	(53,185)	39,715
Other current liabilities	142,366	67,714
Net cash provided (used) by operating activities	(81,124)	(89,835)
Cash flows from investing activities:
Change in property and equipment	368	(5,148)
Change in intangible assets	569	7,488
Net cash used in investing activities	937	2,340

Cash flows from financing activities:
Increase in common stock	182	0
Change in additional paid in capital	546,818	0
Change in loan from shareholder	0	0
Change in convertible notes	0	0
Net cash provided (used) in financing activities	547,000	0

Net increase (decrease) in cash and cash equivalents	466,813	(87,495)
Cash and cash equivalents at beginning of period	516,707	251,971
Cash and cash equivalents at end of period	$983,520	$164,476

Supplemental cash flow information
Cash paid for interest	$0	$0
Income tax payments	$0	$0

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

On December 14, 2015, the Company acquired all of the outstanding shares of Sunalpha, which was incorporated under the laws of the Republic of India on November 4, 2010. The transaction was accounted for as a reverse recapitalization. Sunalpha was the acquirer for financial reporting purposes, and TripBorn was the acquired company.

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

Revenue Recognition

The Company provides travel products and services to leisure and corporate travelers in India and abroad. The revenue from rendering these services is recognized at the time when significant risk and rewards are transferred to the customer. This is generally the case: (1) on the date of departure for vacation packages, (2) on the date of check in for hotel booking business and (3) on the date of issuance for the sale of airline tickets.

Revenue from the sale of airline tickets is recognized as an agent on a net commission earned basis, when the Company does not assume any performance obligation following the confirmation of the issuance of an airline ticket to the customer. In instances where the Company has procured coupons for airline tickets in advance for an anticipated future demand from customers and assumes the risk of loss for tickets not used, the revenue from the sale of such airline tickets is accounted for on the gross basis.

Incentives from airlines are recognized when the performance obligations under the incentive programs are achieved.

Revenue from hotel reservations, including commissions earned, is recognized on a net basis as an agent, on the date of check-in, when the Company does not assume any performance obligation following the issuance of a hotel confirmation voucher to the customer. Where the Company has pre-booked hotel rooms for an anticipated future demand from customers and assumes the risk for unused hotel rooms, revenue from the sale of such hotel rooms is accounted for on the gross basis. Performance linked incentives from hotel bookings are recognized as income on achievement of performance obligations.

Revenue from vacation packages, including income from airline tickets sold to customers as a part of vacation packages, is accounted for on the gross basis as the Company is determined to be the primary obligor in the arrangement i.e., the Company bears the risks and responsibilities, including the responsibility for delivery of services.

Revenue from our cash transfer product is recognized as an agent on a net commission earned basis, as the Company does not assume any performance obligation following the confirmation of the money transfer.

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

Cost of revenue is the amount paid or accrued to procure these services and products from the respective suppliers and do not include any other operating cost to provide these services or products. Cost of revenue is recognized when incurred, which coincides with the recognition of the corresponding revenue.

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

Sunalpha has nine accounts denominated in Indian Rupees. As of June 30, 2017 and 2016, the cash balance in financial institutions in India was USD $229,520 and $155,886, respectively. The transactions are undertaken in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

US GAAP requires the Company’s management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. The Company has concluded that as of March 31, 2017 and 2016 there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The Company’s management believes that the Company’s income tax returns for the last three years remain subject to examination based on normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period.

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

On December 8, 2015, the Company issued 71,428,570 shares of common stock to Arna Global LLC (“Arna”) for cash consideration of $95,500. Arna is wholly-owned by the Company’s President and director, Deepak Sharma. The Company accounted for the change in control transaction with Arna using the acquisition method of accounting. Arna obtained control of 93% of the outstanding shares of common stock of PinstripesNYC, Inc. in connection with the Stock Purchase Agreement among PinstripesNYC, Inc., Arna, and Maxim Kelyfos, LLC dated December 8, 2015, and was the acquirer. This transaction resulted in (1) no identifiable assets being acquired, (2) no liabilities being assumed, (3) no goodwill being recognized and (4) no gains being recognized from a bargain purchase.

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

The Company amended its certificate of incorporation on January 13, 2016 to (1) increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 and (2) change its name from PinstripesNYC. Inc. to TripBorn, Inc.

6.	Property and Equipment

Property and Equipment consists of the following as of June 30 and March 31, 2017. The property and equipment listed below are recorded in the books of Sunalpha.

	June 30, 2017	March 31, 2017
Computer	$21,551	$20,782
Furniture and Fixture	4,138	4,138
Office Equipment	6,538	5,768
Software License	768	244
Total	32,995	30,933
Accumulated depreciation	(20,127)	(17,697)
Fixed assets, net	$12,868	$13,236

Depreciation expense for the quarters ended June 30, 2017 and 2016 is $1,604, and $1,645, respectively.

7.	Intangible Assets

Intangible assets consist of the following as of June 30 and March 31, 2017:

	June 30, 2017	March 31, 2017
API Access	$130,850	$129,876
Software	1,651,000	1,651,000
Total	1,781,850	1,780,876
Accumulated amortization	(338,101)	(217,654)
Intangible assets, net	$1,443,749	$1,021,226

Amortization expense for the quarters ended June 30, 2017 and 2016 was $117,300 and $47,859, respectively.

Estimated amortization for the years ended March 31, 2018 – 2022:

Years ended March 31	2018	2019	2020	2021	2022
Estimated amortization expense	$256,946	$342,594	$342,594	$342,594	$116,644

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

The Company, through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from the travel service providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference of the amount paid while acquiring services and the amount collected while selling the services is remitted to taxing authorities ("tax recovery charge"). As of June 30, 2017, the Company has a balance with the tax authority to offset future service tax dues.

9.	Related Party Transactions

i.	Convertible Notes

Mr. Sharma loaned the Company $156,407, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an underwritten public offering of its common stock in connection with a listing on a national securities exchange (an “Uplist Transaction”) prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 3,432,234 shares of common stock (the “Sharma Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Mr. Sharma will have the option to receive full payment of the outstanding principal balance or the Sharma Note Shares, each together with accrued unpaid interest paid in cash. Mr. Sharma also will have the option to receive full payment of the outstanding principal or the Sharma Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

Mr. Mandloi loaned the Company $38,076, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 835,552 shares of common stock (the “Mandloi Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Mr. Mandloi will have the option to receive full payment of the outstanding principal balance or the Mandloi Note Shares, each together with accrued unpaid interest paid in cash. Mr. Mandloi also will have the option to receive full payment of the outstanding principal or the Mandloi Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

In connection with the Software Agreement described in Note 7 above, Arna, wholly owned by the Company’s president, loaned the Company $956,000, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 21,194,381 shares of common stock (the “Arna Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Arna will have the option to receive full payment of the outstanding principal balance or the Arna Note Shares, each together with accrued unpaid interest paid in cash. Arna also will have the option to receive full payment of the outstanding principal or the Arna Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

On September 23, 2016, we entered into a software development agreement with Takniki Communications to further develop and enhance our online transaction platform, Travelcord. Pursuant to this software development agreement, we agreed to pay a fee of $695,000 upon delivery of enhanced software, which occurred on December 31, 2016. The Company paid for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with a maturity date of December 31, 2019, and bearing interest at a rate of 10%. The principal amount of this note is convertible into 10,303,070 shares of our common stock at the noteholder’s option at maturity.  In the event that the Company completes an Uplist Transaction prior to the December 31, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 10,303,070 shares of common stock (the “Takniki Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Takniki will have the option to receive full payment of the outstanding principal balance or the Takniki Note Shares, each together with accrued unpaid interest paid in cash. Takniki also will have the option to receive full payment of the outstanding principal or the Takniki Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

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

On February 8, 2016, the Company issued convertible promissory notes to three accredited investors in the aggregate principal amount of $350,000 pursuant to a note purchase agreement of the same date. Interest will accrue at the rate of 6% per annum. In the event that the Company completes an Uplist Transaction, prior to the February 8, 2019 maturity date, the outstanding principal balance of the note will automatically convert into a total of 9,156,206 shares of common stock (the “February 2016 Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, the noteholders will have the option to receive full payment of the outstanding principal balance or the February 2016 Note Shares, each together with accrued unpaid interest paid in cash. The noteholders also will have the option to receive full payment of the outstanding principal or the February 2016 Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

On July 1, 2016, the Company issued convertible promissory notes to an accredited investor in the aggregate principal amount of $150,000 pursuant to a note purchase agreement dated February 8, 2016. Interest will accrue at the rate of 6% per annum. In the event that the Company completes an Uplist Transaction, prior to the July 1, 2019 maturity date, the outstanding principal balance of the note will automatically convert into a total of 3,924,088 shares of common stock (the “July 2016 Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, the noteholder will have the option to receive full payment of the outstanding principal balance or the July 2016 Note Shares, each together with accrued unpaid interest paid in cash. The noteholder also will have the option to receive full payment of the outstanding principal or the July 2016 Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

11.	Stockholder’s Equity

During the quarter ended June 30, 2017, the Company issued and sold 1,823,333 shares of the Company’s common stock, par value $0.0001 pursuant to a private placement.  The purchase price per share was $0.30 resulting in aggregate proceeds of $547,000 to the Company.

12.	Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at June 30, 2017 and March 31, 2017 were $318,809 and $226,331, respectively.

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

i.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method, and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements.  The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.  Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.  While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

ii.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and (9) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim reporting periods within fiscal years beginning after December 15, 2019. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

iv
In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.” The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

v
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

14.	Net Income (Loss) Per Share

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	First Quarter Ended June 30,
	2017	2016
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(222,542)	$(130,045)
Weighted average common shares outstanding	80,660,849	76,804,914
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(222,542)	$(130,045)
Weighted average common shares outstanding	80,660,849	76,804,914
Dilutive effects of convertible debt	-	-
Weighted average common shares, assuming dilutive effect of convertible debt	80,660,849	76,804,914
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)

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

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space in Ahmedabad, India, owned by a director of the Company on a rent-free basis. As of June 30, 2017 and 2016, the Company has not paid any rent for this office space. The Company is expected to pay market rate rent once the Company is profitable.

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

Since June 30, 2017, the Company has closed on the sale of an aggregate of 1,836,668 shares of the Company’s common stock pursuant to subscription agreements with a total of seven investors, resulting in aggregate proceeds to the Company of $551,000.

On July 14, 2017, the Company entered into a letter agreement (the “Letter Agreement”) with three investors to amend the Note Purchase Agreement, dated February 2, 2016 (the “Note”). The Letter Agreement permits voluntary conversion of the Note by the investors.   Subsequently, on July 15 and 16, 2017, these three convertible note holders elected to convert an aggregate of $500,000 of convertible debt into 13,080,294 shares of the Company’s common stock. Accrued and unpaid interest of $42,372 will be paid to these note holders.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on June 29, 2017.

Overview
We are an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agent customers can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services, and e-commerce money transfer products. We serve over 3,557 travel agents in the Indian states of Gujarat, Maharashtra, Rajasthan, Karnataka and Madya Pradesh. At this time, approximately 85% of our travel agent customers are based in Gujarat, primarily in and around the city of Ahmedabad.

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

In our ticketing business, our main sources of revenue are (i) commissions and incentive payments from airline suppliers for tickets booked by our travel agent customers through our distribution channels and (ii) service fees we charge our customers.

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

Air ticketing

Our travel agent customers can book domestic or international flights through our website. We have agreements with India’s three domestic low cost carriers. In addition, through our website, we offer our travel agents access to international air tickets to destinations worldwide as an approved agent of the International Association of Travel Agents, or IATA, and through our aggregators, which have agreed to provide us with access to their airline ticket inventory.

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

Bus ticketing

Our travel agent customers can book bus tickets on our website through an aggregator that is directly connected into our booking system. Our platform consolidates ticketing for largely unorganized regional bus services for the benefit of our travel agent customers and their customers. As a value-added service, our platform allows our travel agent customers to select specific seats by gender, which is of interest to their Indian customers.  We may also procure bus tickets offline from individual bus operators for our travel agent customers. We procure bus tickets for our travel agent customers at base rates and earn revenue by including a markup or fees on the tickets. We also earn incentives and commissions from our supplier for completing bookings.

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

Historical Operations and Outlook

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing approximately 3,000 transactions per day in June 2017. In our quarter ended June 30, 2017, we processed 231,233 transactions and 4 million searches were performed on our platform. Flight searches on our website have grown from a few per day in February 2014 to over 6,000 flight searches per day in June 2017. Our travel agent customers log in nearly 1,150 times per day and spend more than 20 minutes on the platform daily.  We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

In November 2015, we integrated the Indian Railway reservation system into our online platform using complex and scalable technology tools. Previously, we provided rail ticketing through a third party supplier. Becoming a principal agent has resulted in and will continue to result in an increase in rail ticketing revenue associated with an increase in fees associated with enrolling our travel agent customers and usage fees for ticketing. We have also experienced, and anticipate that we will continue to see, an increase in selling, general and administrative expenses associated with hiring additional personnel and expanding our marketing activities in connection with the expanded rail ticketing services as well as an increase in legal and consulting expenses associated with becoming a reporting company with the SEC.

Assuming we are successful in enrolling new travel agents while retaining our existing travel agents, we anticipate that we will achieve sustainable and predictable cash flow and revenue growth, year-over-year. However, there is no assurance that we will be successful in implementing our business model and achieving our operational and financial objectives.

We expect to see an increase in bookings through our website and a corresponding increase in revenue in fiscal 2018 due to the recent expansion of our sales force and our expansion into the states of Maharashtra, Karnataka and Madya Pradesh. In fiscal 2018, we expect to expand into other neighboring states in India.

India remains a largely unbanked country with cash transactions typical.  The Indian government’s decision to demonetize their two largest bank notes in circulation on November 8, 2016 caused a disruption throughout India’s economy, slowing growth and forcing customers to focus on day to day expenses.  This move slowed India’s GDP during the fourth quarter of fiscal 2017 to 6.1% causing India to lose its status as being the world’s fastest growing economy. During the first quarter of fiscal year 2018, India’s GDP grew by 6.1%.  Growth in some of our travel products slowed during the quarter, while our money transfer product grew during this period.  We believe that the slowdown in growth will be short lived as the impacts of re-monetization have begun to be felt and GDP growth is projected to be 7.2% and 7.5% in 2017 and 2018.

Effective July 1, 2017 the Indian Government introduced a comprehensive, multi-stage, destination based national goods and services tax (“GST”) that combines taxes and levies by the Central and State Governments into a unified tax structure. The implementation of the GST has a significant impact on overall tax computation and compliance. We believe that the GST may have an impact on our margins.  We have implemented the necessary changes to our business processes, accounting, and information systems to fully comply with this new law. We may incur additional tax compliance costs under this new tax law.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for fiscal year end March 31, 2017.

RESULTS OF OPERATIONS

During the first quarter of fiscal year 2018, we continued to add new markets and add an increasing number of sales agents that offer our services.  These changes drove an increase in our net revenues.  Our costs of revenue and operating expenses increased as we expanded our market reach and drove the increase in net loss from operations.

	First Quarter Ended June 30,
	2017	2016
Net revenue	$108,542	$94,242

Cost of revenue	19,886	68,946

Gross profit	88,656	25,296

Operating expenses
Selling, general, and administrative expenses	176,177	48,167
Legal and consulting expenses	47,623	76,968

Income (loss) from operations	(135,144)	(99,839)

Other income (expense)
Depreciation and amortization	(118,904)	(49,504)
Interest expense	(60,494)	(34,390)

Total other income (expense)	(179,398)	(83,894)

Income (loss) before income tax expense	$(314,542)	$(183,733)
Income tax benefit	92,000	53,688

Net income (loss)	(222,542)	$(130,045)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	80,660,849	76,804,914
Diluted weighted average number of shares	80,660,849	76,804,914

Revenue

Net revenues for the first quarter ended June 30, 2017 were $108,461 compared to $94,242 for the first quarter ended June 30, 2016. Revenue for the quarter ended June 30, 2017 consisted of $21,900 from air ticketing compared to $27,392 in the prior year quarter, $0 from bus ticketing compared to $280 in the prior year quarter, $8,896 from rail ticketing compared to $820 in the prior year quarter, $819 from hotel booking compared to $1,474 in the prior year quarter, $18,873 from vacation packages compared to $46,686 in the prior year quarter, $6,638 from payment services compared to $1,871 in the prior year quarter, and $51,335 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $15,719 in the prior year. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transaction that were processed. Revenue was also impacted by the revenue growth from rail ticketing, hotel booking, and payment services, which resulted from our expansion efforts into new markets and the hiring of additional sales and marketing personnel. The decrease in revenue from air ticketing, bus ticketing, hotel booking, and vacation packages resulted from increased competition in these products.

Cost of Revenues and Gross Profit

The cost of revenue for the first quarter ended June 30, 2017 was $19,886 compared to $68,946 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. The decrease in cost of revenue from the first quarter ended June 30, 2017 compared to the prior year quarter was primarily driven by the increase in incentives from our aggregators and suppliers as no costs are associated with these incentives. The cost of revenue was also impacted by decreases in the costs associated with our vacation packages as our vacation package revenue declined in the quarter ended June 30, 2017 compared to the prior year quarter. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the first quarter ended June 30, 2017 was $88,656 compared to $25,296 for the prior year quarter.  The $63,278 increase is driven primarily by a decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the first quarter ended June 30, 2017 were $223,800 compared to $125,123 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $47,623 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $76,968 in the prior year quarter.  This decrease was the result of the prior year quarter including the expenses associated our initial Form S-1 filing with the SEC.

We expect our sales and marketing expenses to increase as we continue to grow the business and hire experienced personnel to support our growing business and operations. Our general and administrative expenses are expected to continue to increase as we incur expenses associated with being an Exchange Act reporting company and applying to have our shares quoted on the OTCQB Market.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had $983,520 in cash and cash equivalents, compared to $516,707 as of March 31, 2017. The $466,813 increase in cash was driven by sales of common stock of $547,000 during the quarter ended June 30, 2017, which offset our net loss of $222,542. As of June 30, 2017, we had stockholders’ equity of $235,864 compared to a deficit of $88,394 at March 31, 2017, which resulted from sales of common stock offset by an increase in operating losses during the quarter ended June 30, 2017.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes.  Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Three Months Ended
	June 30,	June 30,
	2017	2016
Cash Provided by (Used in):
Operating Activities	$(81,124)	$(89,835)
Investing Activities	937	2,340
Financing Activities	547,000	0

Operating Activities: Net cash used by operations was $81,124 during the three months ended June 30, 2017 compared to a cash use from operating activities of $89,835 during the same period in 2016.

The year-over-year decrease in cash used by operations is primarily the result of operating losses that were partially offset by positive changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the three months ended June 30, 2017, there was a cash use  of $937 from investing activities compared to a cash use of $2,340 in the same period in 2016.  These cash uses represent net changes in property, plant, and equipment and intangible assets.

Financing Activities: During the three months ended June 30, 2017, there was $547,000 of cash provided by financing activities compared to a zero cash use in the same period in 2016.  Cash generated during the three months ended June 30, 2017 resulted from the sale of common stock pursuant to a private placement.

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

We took the following steps during fiscal years 2017 and 2018 to manage our liquidity and to avoid default on any material third-party obligations:

•          We continue to employ “on demand” procurement processes for travel products that we sell to our customers. We also continue our attempts to collect customer payments promptly based on their payment terms, which has helped us manage our working capital needs.

•          We raised $150,000 in the first quarter of fiscal 2017 pursuant to the Company’s issuance of a convertible note. The note has a three-year term and bears interest at the rate of six percent payable at maturity. The principal amount of the note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity.

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

•          We sold $460,000 of the Company’s common stock during the third quarter of fiscal 2017 and another $190,000 during the fourth quarter of fiscal 2017.

•          We sold $547,000 of the Company’s common stock during the first quarter of fiscal 2018 and another $551,000 during the second quarter of fiscal 2018.

•          The Company is working with a market maker to apply to have our common stock quoted on the OTCQB Market; however, there can be no assurance that our application for quotation will be approved.

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

	Quarter Ended June 30,
	2017	2016

Gross Bookings[1]	$8,903,079	$1,252,995

Revenue Margin[2]	1.2%	7.5%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Revenue margin is defined as revenue as a percentage of gross bookings

The increase in gross bookings is driven primarily by increases in air ticketing, rail ticketing, and vacation packages while revenue margin declined quarter over quarter due to price pressure on air ticketing and low margin rail ticketing outpacing higher margin vacation and hotel package offerings.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Act of 1934, as amended, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of TripBorn’s disclosure controls and procedures as of June 30, 2017, have concluded that TripBorn’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

As a newly public company, we have not yet been required to provide a report of management’s assessment regarding internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Indian government’s implementation of a new indirect tax regime may adversely affect our business and financial performance.

The Government of India has rolled out a comprehensive national goods and services tax, or GST, law that combines taxes and levies by the Central and State Governments into a unified tax structure with an effective date of July 1, 2017. The implementation of GST has significant impact on overall tax computation and compliance. We have implemented necessary changes to our business processes, accounting and IT systems in compliance with GST law. However, some of our suppliers are still in process of making necessary changes to their pricing strategies, product designs and IT systems, which may pose additional challenges to us in the near term. We will also likely incur additional tax compliance costs under the new tax law.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2017, we closed on the sale of an aggregate of 1,453,333 shares of the Company’s common stock pursuant to subscription agreements between us and a total of seven investors, resulting in gross proceeds to us of $436,000.

On May 10, 2017, we closed on the sale of an aggregate of 200,000 shares of the Company’s common stock pursuant to a subscription agreement between us and one investor, resulting in gross proceeds to us of $60,000.

On June 1, 2017, we closed on the sale of an aggregate of 170,000 shares of the Company’s common stock pursuant to a subscription agreement between us and one investor, resulting in gross proceeds to us of $51,000.

Each of the above transactions was exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. In reliance on this exemption, we considered the following:

•	The company did not engage in any general solicitation or advertising;

•	The investors had a pre-existing, substantive relationship with the Company’s executive officers and directors Deepak Sharma and Sachin Mandloi;

•	The investors are sophisticated in matters of finance and business;

•
The investors were given access to the type of information regarding the Company that would typically be included in a prospectus used in connection with an offering registered with the Securities and Exchange Commission; and

•	The investors have agreed to hold the securities for their own account, and not with a view to distribute the securities.

ITEM 5.  OTHER INFORMATION

On July 14, 2017, the Company entered into a letter agreement (the “Letter Agreement”) with three investors to amend the Note Purchase Agreement, dated February 2, 2016 (the “Note”). The Letter Agreement adds an additional subsection to the Note to permit voluntary conversion of the Note by the investors. On July 15 and 16, 2017, these three convertible note holders elected to convert an aggregate of $500,000 of convertible debt into 13,080,292 shares of the Company’s common stock. Accrued and unpaid interest of $42,372 will be paid to these note holders.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017	TripBorn, Inc.

	By:	/s/ RICHARD J. SHAW
Richard J. Shaw
Chief Financial Officer, Principal Financial Officer, and Authorized Officer

Index to Exhibits

Exhibit Number		Description
31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1		Form of Letter Agreement, dated July 14, 2017, Amending the Note Purchase Agreement, dated February 2, 2016, by and between the Company and the Investors party thereto.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.INS	XBRL Instance Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	.SCH	XBRL Taxonomy Extension Schema Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*          Indicates a management contract or compensatory plan, contract or arrangement.