Form 10-Q
period 2017-09-30
TripBorn, Inc.
filed 2017-11-14
CIK 1498232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were outstanding 95,711,874 shares of common stock, par value $0.0001 per share.

TripBorn, Inc.

Form 10-Q

For the Second Quarter and Six Months Ended September 30, 2017

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$70,090	$162,560	$178,632	$256,802

Cost of revenue	6,987	130,659	26,873	199,605

Gross profit	63,103	31,901	151,759	57,197

Operating expenses
Selling, general, and administrative expenses	143,488	93,079	319,665	141,246
Legal and consulting expenses	50,024	73,093	97,647	150,061

Income (loss) from operations	(130,409)	(134,271)	(265,553)	(234,110)

Other income (expense)
Depreciation and amortization	(80,643)	(52,244)	(199,547)	(101,748)
Interest income	164		164
Interest expense	(9,095)	(37,068)	(69,589)	(71,458)
Total other income (expense)	(89,574)	(89,312)	(268,972)	(173,206)

Income (loss) before income tax expense	(219,983)	(223,583)	(534,525)	(407,316)
Income tax benefit (expense)	78,529	43,069	170,529	96,757

Net income (loss)	$(141,454)	$(180,514)	$(363,996)	$(310,559)

Basic income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares	86,888,168	76,804,914	86,888,168	76,804,914
Diluted weighted average number of shares	86,888,168	76,804,914	86,888,168	76,804,914

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(141,454)	$(180,514)	$(363,996)	$(310,559)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income / (loss)	227	(334)	27	(44)
Other comprehensive income (loss), net of tax	227	(334)	27	(44)
Comprehensive loss	$(141,227)	$(180,848)	$(363,969)	$(310,603)

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,420,494	$516,707
Accounts receivable	164,528	289,089
Other current assets	351,615	294,203
Total current assets	1,936,637	1,099,999

Property and equipment, net	9,651	13,236
Intangible assets, net	1,359,572	1,563,222
Deferred income taxes	395,745	226,331
TOTAL ASSETS	$3,701,605	$2,902,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,168	$175,748
Other current liabilities	633,680	460,314
Total current liabilities	700,848	636,062

Long term liabilities
Loans payable – related party	0	0
Convertible notes	1,855,120	2,355,120
Total current and long term liabilities	2,555,968	2,991,182
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	0	0
Authorized shares: 10,000,000
Common stock $.0001 par value	9,921	7,898
Authorized shares: 200,000,000
Shares issued and outstanding: 95,711,874 and 78,971,581
Additional paid-in capital	2,321,469	725,492
Accumulated other comprehensive income (loss)	6,759	6,732
Retained earnings (deficit)	(1,192,512)	(828,516)
Total stockholders’ equity	1,145,637	(88,394)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,701,605	$2,902,788

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
 (Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2017	78,971,581	$7,898	$725,492	$6,732	$(828,516)	$(88,394)

Issuance of common stock	3,660,001	715	1,097,285			1,098,000

Conversion of debt to common stock	13,080,292	1,308	498,692			500,000

Other comprehensive income (loss)				27		27

Net income (loss)					(363,996)	(363,996)

Balance at September 30, 2017	95,711,874	9,921	2,321,469	6,759	(1,192,512)	1,145,637

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(363,996)	$(310,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199,547	101,748
Other comprehensive income (loss)	27	(44)
Changes in operating assets and liabilities:
Accounts receivable	124,561	(244,637)
Other current assets	(57,412)	(10,710)
Deferred tax asset	(169,414)	(79,312)
Accounts payable and accrued expenses	(108,580)	179,479
Other current liabilities	173,366	184,513
Net cash provided (used) by operating activities	(201,901)	(179,522)
Cash flows from investing activities:
Change in property and equipment	(3,734)	(11,987)
Change in intangible assets	11,422	8,597
Net cash used in investing activities	7,688	(3,390)
Cash flows from financing activities:
Increase in common stock	2,023	0
Change in additional paid in capital	1,595,977	0
Change in loan from shareholder	0	(23,958)
Change in convertible notes	(500,000)	150,000
Net cash provided (used) in financing activities	1,098,000	126,042
Net increase (decrease) in cash and cash equivalents	903,787	(56,870)
Cash and cash equivalents at beginning of period	516,707	251,971
Cash and cash equivalents at end of period	$1,420,494	$195,101
Supplemental cash flow information
Cash paid for interest	$0	$0
Income tax payments	$0	$0

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

1.	Organization and the Nature of Business

TripBorn, Inc. (“TripBorn” or the “Company”) is a business to business online travel agency (“OTA”) that offers travel reservations,related travel services and products, and a payment services product to travel agents in India through its proprietary internet-based platform at www.tripborn.com. TripBorn is a holding company that was incorporated in Delaware in January 2010 and operated as a shell company with nominal or no assets or operations until December 2015 when it acquired substantially all of the outstanding common stock of its operating subsidiary, Sunalpha Green Technologies Private Limited (“Sunalpha”). The Company has selected March 31 as its fiscal year end.
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

Revenue from our payment services product is recognized as an agent on a net commission earned basis, as the Company does not assume any performance obligation following the confirmation of the money transfer.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances in both US and Indian financial institutions.  At September 30, 2017 and 2016, deposits at  US financial institutions that exceeded the Federal Deposit Insurance Company (“FDIC”) $250,000 insured limits were $901,245 and $0, respectively. Bank of America’s credit rating is closely monitored by the Company and the Company does not believe it’s uninsured deposits at Bank of America constitutes any significant credit risk.

Sunalpha has nine accounts denominated in Indian Rupees. As of September 30, 2017 and 2016, the cash balance in financial institutions in India was USD $233,549 and $108,578, respectively. The transactions are undertaken in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

US GAAP requires the Company’s management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. The Company has concluded that as of September 30, 2017 and 2016 there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The Company’s management believes that the Company’s income tax returns for the last three years remain subject to examination based on normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period.

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

Property and Equipment consists of the following as of September 30 and March 31, 2017. The property and equipment listed below are recorded in the books of Sunalpha.

	September 30, 2017	March 31, 2017
Computer	$13,257	$20,782
Furniture and Fixture	4,138	4,138
Office Equipment	6,538	5,768
Software License	768	244
Total	24,701	30,933
Accumulated depreciation	(15,050)	(17,697)
Fixed assets, net	$9,651	$13,236

Depreciation expense for the quarters ended September 30, 2017 and 2016 is $(1,901), and $2,740, respectively.

7.	Intangible Assets

Intangible assets consist of the following as of September 30 and March 31, 2017:

	September 30, 2017	March 31, 2017
API Access	$132,399	$129,876
Software	1,651,000	1,651,000
Total	1,783,399	1,780,876
Accumulated amortization	(423,827)	(217,654)
Intangible assets, net	$1,359,572	$1,563,222

Amortization expense for the quarters ended September 30, 2017 and 2016 was $82,550 and $49,500, respectively.

Estimated amortization for the years ended March 31, 2018 – 2022:

Years ended March 31	2018	2019	2020	2021	2022
Estimated amortization expense	$256,946	$342,594	$342,594	$342,594	$116,644

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

The Company, through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from the travel service providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference of the amount paid while acquiring services and the amount collected while selling the services is remitted to taxing authorities ("tax recovery charge"). As of September 30, 2017, the Company has a balance with the tax authority to offset future service tax dues.

9.	Related Party Transactions

i.	Convertible Notes

Mr. Sharma loaned the Company $156,407, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an underwritten public offering of its common stock in connection with a listing on a national securities exchange (an “Uplist Transaction”) prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 3,432,234 shares of common stock (the “Sharma Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Mr. Sharma will have the option to receive full payment of the outstanding principal balance or the Sharma Note Shares, each together with accrued unpaid interest paid in cash. Mr. Sharma also will have the option to receive full payment of the outstanding principal or the Sharma Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  The current amount of principal and interest outstanding on this note at September 30, 2017 is $181,909.

Mr. Mandloi loaned the Company $38,076, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 835,552 shares of common stock (the “Mandloi Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Mr. Mandloi will have the option to receive full payment of the outstanding principal balance or the Mandloi Note Shares, each together with accrued unpaid interest paid in cash. Mr. Mandloi also will have the option to receive full payment of the outstanding principal or the Mandloi Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  The current amount of principal and interest outstanding on this note at September 30, 2017 is $44,284.

In connection with the Software Agreement described in Note 7 above, Arna, wholly owned by the Company’s president, loaned the Company $956,000, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 21,194,381 shares of common stock (the “Arna Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Arna will have the option to receive full payment of the outstanding principal balance or the Arna Note Shares, each together with accrued unpaid interest paid in cash. Arna also will have the option to receive full payment of the outstanding principal or the Arna Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  The current amount of principal and interest outstanding on this note at September 30, 2017 is $1,111,877.

On September 23, 2016, we entered into a software development agreement with Takniki Communications to further develop and enhance our online transaction platform, Travelcord. Pursuant to this software development agreement, we agreed to pay a fee of $695,000 upon delivery of enhanced software, which occurred on December 31, 2016. The Company paid for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with a maturity date of December 31, 2019, and bearing interest at a rate of 10%. The principal amount of this note is convertible into 10,303,070 shares of our common stock at the noteholder’s option at maturity.  In the event that the Company completes an Uplist Transaction prior to the December 31, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 10,303,070 shares of common stock (the “Takniki Note Shares”). If the Uplist Transaction does not occur prior to the maturity date, Takniki will have the option to receive full payment of the outstanding principal balance or the Takniki Note Shares, each together with accrued unpaid interest paid in cash. Takniki also will have the option to receive full payment of the outstanding principal or the Takniki Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  The current amount of principal and interest outstanding on this note at September 30, 2017 is $747,917.

ii.	Loans Payable - Related Party

Loans payable – related party include advances of $21,457 and $2,501 provided by Arna and Mr. Sharma, respectively. These advances were provided to the Company to meet certain operating expenses.  These loans were repaid on July 11, 2016.

iii.	Guarantee

Deposits of the Company’s President and Managing Director with IndusInd Bank Ltd. serve as collateral for a guarantee in the amount of $50,000 in favor of the International Air Transport Association (“IATA”) on behalf of Sunalpha. IndusInd Bank Ltd. will pay the guaranteed amount for such period as the Company’s President and Managing Director maintains a deposit at IndusInd Bank Ltd.

10.	Convertible Notes

On February 8, 2016, the Company issued convertible promissory notes to three accredited investors in the aggregate principal amount of $350,000 pursuant to a note purchase agreement of the same date. Interest accrued at the rate of 6% per annum. In the event that the Company completed an Uplist Transaction, prior to the February 8, 2019 maturity date, the outstanding principal balance of the note would automatically convert into a total of 9,156,206 shares of common stock (the “February 2016 Note Shares”). If the Uplist Transaction did not occur prior to the maturity date, the noteholders would have had the option to receive full payment of the outstanding principal balance or the February 2016 Note Shares, each together with accrued unpaid interest paid in cash. The noteholders also had the option to receive full payment of the outstanding principal or the February 2016 Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

On July 1, 2016, the Company issued convertible promissory notes to an accredited investor in the aggregate principal amount of $150,000 pursuant to the note purchase agreement dated February 8, 2016. Interest  accrued at the rate of 6% per annum. In the event that the Company completed an Uplist Transaction, prior to the July 1, 2019 maturity date, the outstanding principal balance of the note would automatically convert into a total of 3,924,088 shares of common stock (the “July 2016 Note Shares”). If the Uplist Transaction did not occur prior to the maturity date, the noteholder would have had the option to receive full payment of the outstanding principal balance or the July 2016 Note Shares, each together with accrued unpaid interest paid in cash. The noteholder also will have the option to receive full payment of the outstanding principal or the July 2016 Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

On July 14, 2017, the Company entered into a letter agreement (the “Letter Agreement”) with the three accredited investors to amend their convertible promissory notes dated February 8, 2016 and July 1, 2016. The Letter Agreement permitted that at any time while the notes were outstanding, the notes were convertible, at the option of the investors, into shares of the Company’s common stock.  Subsequently, on July 15 and 16, 2017, the investors elected to convert an aggregate of $500,000 of convertible debt into 13,080,292 shares of the Company’s common stock. Accrued and unpaid interest of $42,372 will be paid to the investors.

11.	Stockholders’ Equity

During the quarter ended September 30, 2017, the Company issued and sold 1,836,668 shares of the Company’s common stock, par value $0.0001 pursuant to a private placement.  The purchase price per share was $0.30 resulting in aggregate proceeds of $551,000 to the Company.

12.	Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at September 30, 2017 and March 31, 2017 were $395,745 and $226,331, respectively.

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

14.	Net Income (Loss) Per Share

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(141,454)	$(180,514)	$(363,996)	$(310,559)
Weighted average common shares outstanding	86,888,168	76,804,914	86,888,168	76,804,914
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(141,454)	$(180,514)	$(363,996)	$(310,559)
Weighted average common shares outstanding	86,888,168	76,804,914	86,888,168	76,804,914
Dilutive effects of convertible debt	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares, assuming dilutive effect of convertible debt	86,888,168	76,804,914	86,888,168	76,804,914
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Due to net loss, the shares of common stock underlying the convertible notes described in Notes 9 and 10 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

15.	Commitments

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (API) agreement, dated October 5, 2015, the Company is required to pay a minimum annual maintenance fee of $7,500 to IRCTC. In the event the agreement is renewed, the amount based on the number of active railway agents that use the Company rail booking services on the Company’s platform will be payable annually. On September 30, 2016, the Company renewed its agreement with the IRCTC and paid an annual maintenance fee of $8,600 based on the number of active railway agents it has enrolled to book rail tickets.  The Company is currently in the process of renewing its agreement with the IRCTS for another year.

Until December 8, 2015, the Company shared office space with Maxim Group LLC. The majority member of Maxim Group LLC is the sole stockholder of Maxim Kelyfos, LLC, which owned 93% of the Company’s common stock outstanding prior to the acquisition of Sunalpha by the Company.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space in Ahmedabad, India, owned by a director of the Company on a rent-free basis. As of September 30, 2017 and 2016, the Company has not paid any rent for this office space. The Company is expected to pay market rate rent once the Company is profitable.

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

As of October 17, 2017, the Company’s common stock has been quoted on the OTCQB Market.

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

Overview
We are an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agent customers can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services, and e-commerce payment services products. We serve over 4,005 travel agents in the Indian states of Gujarat, Maharashtra, Rajasthan, Karnataka and Madya Pradesh. At this time, approximately 85% of our travel agent customers are based in Gujarat, primarily in and around the city of Ahmedabad.

We are a holding company incorporated in Delaware in 2010. Deepak Sharma, our President and director, formed our operating subsidiary, Sunalpha Green Technologies Private Limited, under the laws of the Republic of India in 2010. Sunalpha commenced operations as an OTA in India in February 2014.

Prior to acquiring Sunalpha in December 2015, we operated as a shell company with nominal or no assets or operations. We were known as PinstripesNYC, Inc. until January 2016. We filed reports as PinstripesNYC, Inc. with the SEC under the Exchange Act from August 2010 until we terminated our registration under the Exchange Act in May 2013. Our fiscal year ends on March 31. We refer to the fiscal year ended March 31, 2018 as fiscal 2018 and the fiscal year ended March 31, 2017 as fiscal 2017.

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

Sunalpha entered into an agreement with IRCTC for a one-year term that expired in October 2016. On September 30, 2016, Sunalpha renewed its agreement with the IRCTC. The agreement will expire on October 5, 2017 and may be renewed for an additional annual term in the discretion of the IRCTC. The IRCTC may terminate or temporarily suspend the agreement without prior notice.  The Company is currently in the process of renewing its agreement with the IRCTC, but as of November 6, 2017, no such agreement was finalized.

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

Payment services product

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

Historical Operations and Outlook

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing 161,065 in our quarter ended September 30, 2017, with 72,943 in rail, 55,344 in payment services, and 25,261 in vacation packages. We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

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

We have seen an increase in bookings through our website during the first half of fiscal 2018 but we have not seen a corresponding increase in revenue.  The increase in bookings is due to the recent expansion of our sales force and our expansion into the states of Maharashtra, Karnataka and Madya Pradesh. In an effort to gain market share, we have decreased our margins over the last three quarters, resulting in continued net losses.  We expect that it will several quarters before we are able to increase our margins.

India remains a largely unbanked country with cash transactions typical.  The Indian government’s decision to demonetize their two largest bank notes in circulation on November 8, 2016 caused a disruption throughout India’s economy, slowing growth and forcing customers to focus on day to day expenses.  This move slowed India’s GDP during the fourth quarter of fiscal 2017 to 6.1% causing India to lose its status as being the world’s fastest growing economy. During the first quarter of fiscal year 2018, India’s GDP grew by 6.1%.  Growth in some of our travel products slowed during the quarter, while our payment services product grew during this period.  We believe that the slowdown in growth will be short lived as the impacts of re-monetization have begun to be felt and GDP growth is projected to be 6.7% and 7.4% in 2017 and 2018 according to the International Monetary Fund (IMF) in its latest World Economic Outlook released October 10, 2017.

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

RESULTS OF OPERATIONS

The following table presents, for the second quarter and first six months of fiscal 2018 and fiscal 2017, the components of our consolidated statements of income:

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$70,090	$162,560	$178,632	$256,802

Cost of revenue	6,987	130,659	26,873	199,605

Gross profit	63,103	31,901	151,759	57,197

Operating expenses
Selling, general, and administrative expenses	143,488	93,079	319,665	141,246
Legal and consulting expenses	50,024	73,093	97,647	150,061

Income (loss) from operations	(130,409)	(134,271)	(265,972)	(234,110)

Other income (expense)
Depreciation and amortization	(80,643)	(52,244)	(199,547)	(101,748)
Interest income	164		164
Interest expense	(9,095)	(37,068)	(69,589)	(71,458)
Total other income (expense)	(89,574)	(89,312)	(268,972)	(173,206)

Income (loss) before income tax expense	(219,983)	(223,583)	(534,525)	(407,316)
Income tax benefit (expense)	78,529	43,069	170,529	96,757

Net income (loss)	$(141,454)	$(180,514)	$(363,996)	$(310,559)

During the second quarter of fiscal 2018, we continued to add new markets and add an increasing number of sales agents that offer our services, however, to gain market share we have reduced our revenue margins, resulting in a decrease in net revenue.  Our costs of revenue associated with our gross revenue products have declined and operating expenses increased as we expanded our market reach and drove the increase in net loss from operations.

SECOND QUARTER ENDED SEPTMBER 30, 2017 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 30, 2016

Revenue

Net revenues for the second quarter ended September 30, 2017 were $70,090 compared to $162,560 for the second quarter ended September 30, 2016. Net revenue for the quarter ended September 30, 2017 consisted of $18,070 from air ticketing compared to $28,971 in the prior year quarter, $0 from bus ticketing compared to $1 in the prior year quarter, $4,467 from rail ticketing compared to $9,038 in the prior year quarter, $0 from hotel booking compared to $2,237 in the prior year quarter, $7,121 from vacation packages compared to $100,843 in the prior year quarter, $5,962 from payment services compared to $2,719 in the prior year quarter, and $34,470 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $18,751 in the prior year quarter. The primary driver is decreases in air ticketing, rail ticketing, hotel booking and vacation packages, slightly offset by an increase in payment services and in incentives from our aggregators and suppliers. The decrease in net revenues resulted from a decrease in pricing to our end user travel agent customers as our focus has been on acquiring market share through offering lower pricing than our competitors with a focus on generating gross bookings.  As described under the heading “Operating Metrics,” gross bookings increased from $1,934,999 during the quarter ended September 30, 2016 to $6,320,230 during the quarter ended September 30, 2017.  The increase in gross bookings was the result of increasing the number of travel agents and entering new markets, selling at reduced margins, and growth in the payment services product.

Cost of Revenues and Gross Profit

The cost of revenue for the second quarter ended September 30, 2017 was $6,987 compared to $130,659 for the prior year quarter. The cost of revenue represents fees charged by our suppliers on gross revenue products including some hotel bookings and vacation packages. The decrease in cost of revenue from the second quarter ended September 30, 2017 compared to the prior year quarter was primarily driven by decreases in the costs associated with our hotel bookings and vacation packages as our hotel bookings and vacation package revenue declined in the second quarter of fiscal 2018. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the second quarter ended September 30, 2017 was $63,103 compared to $31,901 for the prior year quarter.  The $31,202 increase is driven primarily by a decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the second quarter ended September 30, 2017 were $193,512 compared to $166,172 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs.  Total operating expenses were impacted by an increase in costs relating to headcount and sales and marketing as we have spent on sales and marketing to increase market share. Included in our operating expenses is $50,024 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $73,093 in the prior year quarter.  This decrease was the result of the prior year quarter including the expenses associated with our initial Form S-1 filing with the SEC.

We expect our sales and marketing expenses to increase as we continue to grow the business and hire experienced personnel to support our growing business and operations. Our general and administrative expenses are expected to continue to increase as we incur expenses associated with being an Exchange Act reporting company and having our shares quoted on the OTCQB Market.

SIX MONTHS ENDED SEPTMBER 30, 2017 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2016

Revenue

Net revenues for the six months ended September 30, 2017 were $178,632 compared to $256,502 for the six months ended September 30, 2016. Net revenue for the six months ended September 30, 2017 consisted of $39,970 from air ticketing compared to $56,363 in the prior period, $0 from bus ticketing compared to $281 in the prior period, $13,363 from rail ticketing compared to $9,858 in the prior period, $819 from hotel booking compared to $3,711 in the prior period, $25,994 from vacation packages compared to $147,529 in the prior period, $12,600 from payment services compared to $4,590 in the prior period, and $85,886 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $34,470 in the prior period. The primary drivers were decreases in air ticketing, bus ticketing, hotel booking and vacation packages, offset by an increase in rail ticketing, payment services and in incentives from our aggregators and suppliers. The deceases in net revenues result from a decrease in pricing to our end user travel agent customers as our focus has been on acquiring market share through offering lower pricing than our competitors with a focus on generating gross bookings. As described under the heading “Operating Metrics,” gross bookings increased from $3,187,394 during the six months ended September 30, 2016 to $15,223,309 during the six months ended September 30, 2017.  The increase in gross bookings was the result of increasing the number of travel agents and entering new markets, selling at reduced margins, and growth in the payment services product.

Cost of Revenues and Gross Profit

The cost of revenue for the six months ended September 30, 2017 was $26,873 compared to $199,605 for the prior period. The cost of revenue represents fees charged by our suppliers on gross revenue products including some hotel bookings and vacation packages. The decrease in cost of revenue from the six months ended September 30, 2017 compared to the prior period was primarily driven by decreases in the costs associated with our hotel bookings and vacation packages as our hotel bookings and vacation package revenue declined in the first six months of fiscal 2018. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the six months ended September 30, 2017 was $151,759 compared to $57,197 for the prior period.  The $94,562 increase is driven by a decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the six months ended September 30, 2017 were $417,312 compared to $291,307 for the prior period. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and these costs increased as our headcount and sales and marketing costs have increased as we focus on gaining market share. Included in our operating expenses is $97,647 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $150,061 in the prior period.  This decrease was the result of the prior year quarter including the expenses associated with our initial Form S-1 filing with the SEC.

We expect our sales and marketing expenses to increase as we continue to grow the business and hire experienced personnel to support our growing business and operations. Our general and administrative expenses are expected to continue to increase as we incur expenses associated with being an Exchange Act reporting company and having our shares quoted on the OTCQB Market.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had $1,420,494 in cash and cash equivalents, compared to $516,707 as of March 31, 2017. The $903,787 increase in cash was driven by sales of common stock of $551,000 during the quarter ended September 30, 2017 and $547,000 during the quarter ended June 30, 2017, which offset our year to date net loss of $309,360. As of September 30, 2017, we had stockholders’ equity of $1,145,637 compared to a deficit of $88,394 at March 31, 2017, which resulted from sales of common stock and conversions of notes payable into common stock offset by an increase in operating losses during the quarter ended September 30, 2017.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes.  Our long-term focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:
	Six Months Ended
	September 30,	September 30,
	2017	2016
Cash Provided by (Used in):
Operating Activities	$(201,901)	$(179,522)
Investing Activities	7,688	(3,390)
Financing Activities	1,098,001	126,042

Operating Activities: Net cash used by operations was $201,901 during the six months ended September 30, 2017 compared to a cash use from operating activities of $179,522 during the six months ended September 30, 2016.

Year-over-year cash used by operations is has increased as operating losses have increased.

Investing Activities: During the six months ended September 30, 2017, there was a cash provision of $7,688 from investing activities compared to a cash use of $3,390 during the six months ended September 30, 2016.  These amounts represent net changes in property, plant, and equipment and intangible assets.

Financing Activities: During the six months ended September 30, 2017, there was $1,098,001 of cash provided by financing activities compared to a cash provision of $126,042 during the six months ended September 30, 2016.  Cash generated during the six months ended September 30, 2017 resulted from the sale of common stock pursuant to a private placement, offset by the conversion of notes payable into common stock.

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

We took the following steps during fiscal 2017 and fiscal 2018 to manage our liquidity and to avoid default on any material third-party obligations:

•       We continue to employ “on demand” procurement processes for travel products that we sell to our customers. We also continue our attempts to collect customer payments promptly based on their payment terms, which has helped us manage our working capital needs.

•       We raised $150,000 in the first quarter of fiscal 2017 pursuant to the Company’s issuance of a convertible note. The note had a three-year term and beared interest at the rate of six percent payable at maturity. The principal amount of the note was convertible into shares of the Company’s common stock at the noteholder’s option at maturity. This note was converted into 3,924,088 shares of common stock on July 15 and 16, 2017.

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

•       The Company’s common stock is now quoted on the OTCQB Market.

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

	Quarter Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Gross Bookings[1]	$6,320,230	$1,934,399	$15,223,309	$3,187,394

Revenue Margin[2]	1.1%	8.4%	1.2%	8.1%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Revenue margin is defined as revenue as a percentage of gross bookings

The increase in gross bookings for the quarter and six months ended September 30, 2017 were driven by increases in air, bus, and rail ticketing, payment services, and incentives offset by decreases in hotel and vacation packages.  Revenue margin has declined quarter over quarter and year to date compared to the prior year due to price pressure on air ticketing, low margin rail and bus ticketing, and payment services outpacing higher margin vacation packages and incentives.  The Company has been focused on growing it’s market share by offering lower pricing than its competitors offer, which has resulted in a decline in its revenue margin.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Act of 1934, as amended, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of TripBorn’s disclosure controls and procedures as of September 30, 2017, have concluded that TripBorn’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

As a newly public company, we have not yet been required to provide a report of management’s assessment regarding internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the SEC on June 29, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 14, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2017, we closed on the sale of an aggregate of 166,667 shares of the Company’s common stock pursuant to a subscription agreement between us and one investor, resulting in gross proceeds to us of $50,000.

On July 17, 2017, we closed on the sale of an aggregate of 1,333,334 shares of the Company’s common stock pursuant to a subscription agreement between us and four investors, resulting in gross proceeds to us of $400,000.

On July 21, 2017, we closed on the sale of an aggregate of 170,000 shares of the Company’s common stock pursuant to a subscription agreement between us and one investor, resulting in gross proceeds to us of $51,000.

On July 25, 2017, we closed on the sale of an aggregate of 166,667 shares of the Company’s common stock pursuant to a subscription agreement between us and one investor, resulting in gross proceeds to us of $50,000.

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

On July 15 and 16, 2017, three accredited investors elected to convert an aggregate of $500,000 of convertible debt into 13,080,292 shares of the Company’s common stock pursuant to a letter agreement dated July 14, 2017. This issuance was made in reliance on an exemption from registration set forth in Section 3(a)(9) of the Securities Act. The issuance did not result in any proceeds to the Company.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits listed below are part of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017	TripBorn, Inc.

	By:	/s/ RICHARD J. SHAW
Richard J. Shaw
Chief Financial Officer, Principal Financial Officer, and Authorized Officer

Index to Exhibits

Exhibit Number		Description
31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.INS	XBRL Instance Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase
101	.SCH	XBRL Taxonomy Extension Schema Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*          Indicates a management contract or compensatory plan, contract or arrangement.