Form 10-Q
period 2017-12-31
TripBorn, Inc.
filed 2018-02-12
CIK 1498232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 7, 2018, there were outstanding 95,711,874 shares of common stock, par value $0.0001 per share.

TripBorn, Inc.

Form 10-Q

For the Third Quarter and Nine Months Ended December 31, 2017

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter Ended December 31,		Nine Months Ended December 31,

	2017	2016	2017	2016
Net revenue	$77,192	$148,387	$255,824	$405,189

Cost of revenue	10,903	73,271	37,776	272,876

Gross profit	66,289	75,116	218,048	132,313

Operating expenses
Selling, general, and administrative expenses	193,460	112,750	513,125	253,996
Legal and consulting expenses	53,584	56,110	151,231	206,171

Income (loss) from operations	(180,755)	(93,744)	(446,308)	(327,854)

Other income (expense)
Depreciation and amortization	(83,469)	(51,809)	(283,016)	(153,557)
Interest income	157	0	321	0
Interest expense	(52,578)	(37,068)	(122,167)	(108,526)
Total other income (expense)	(135,890)	(88,877)	(404,862)	(262,083)

Income (loss) before income tax expense	(316,645)	(182,621)	(851,170)	(589,937)
Income tax benefit (expense)	69,926	55,260	240,455	152,017

Net income (loss)	$(246,719)	$(127,361)	$(610,715)	$(437,920)

Basic income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average number of shares	89,840,099	76,816,272	89,840,099	76,816,272
Diluted weighted average number of shares	89,840,099	76,816,272	89,840,099	76,816,272

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Third Quarter Ended December 31,		Nine Months Ended December 31,

	2017	2016	2017	2016
Net income (loss)	$(246,719)	$(127,361)	$(610,715)	$(437,920)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income / (loss)	(1,578)	501	(1,551)	457
Other comprehensive income (loss), net of tax	(1,578)	501	(1,551)	457
Comprehensive loss	$(248,297)	$(126,860)	$(612,266)	$(437,463)

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,322,002	$516,707
Accounts receivable	211,586	289,089
Other current assets	473,800	294,203
Total current assets	2,007,388	1,099,999

Property and equipment, net	11,642	13,236
Intangible assets, net	1,273,885	1,563,222
Deferred income taxes	469,032	226,331
TOTAL ASSETS	$3,761,947	$2,902,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,129	$175,748
Other current liabilities	932,358	460,314
Total current liabilities	1,009,487	636,062

Long term liabilities
Loans payable – related party	0	0
Convertible notes	1,855,120	2,355,120
Total current and long term liabilities	2,864,607	2,991,182
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	0	0
Authorized shares: 10,000,000
Common stock $.0001 par value	9,572	7,898
Authorized shares: 200,000,000
Shares issued and outstanding: 95,711,874 and 78,971,581
Additional paid-in capital	2,321,818	725,492
Accumulated other comprehensive income (loss)	5,181	6,732
Retained earnings (deficit)	(1,439,231)	(828,516)
Total stockholders’ equity	897,340	(88,394)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,761,947	$2,902,788

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
 (Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2017	78,971,581	$7,898	$725,492	$6,732	$(828,516)	$(88,394)

Issuance of common stock	3,660,001	366	1,097,634			1,098,000

Conversion of debt to common stock	13,080,292	1,308	498,692			500,000

Other comprehensive income (loss)				(1,551)		(1,551)

Net income (loss)					(610,715)	(610,715)

Balance at December 31, 2017	95,711,874	9,572	2,321,818	5,181	(1,439,231)	897,340

See accompanying notes to financial statements.

TRIPBORN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(610,715)	$(437,920)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	283,016	153,557
Other comprehensive income (loss)	(1,551)	457
Changes in operating assets and liabilities:
Accounts receivable	77,503	(187,034)
Other current assets	(179,597)	(39,363)
Deferred tax asset	(242,701)	(134,552)
Accounts payable and accrued expenses	(98,619)	174,780
Other current liabilities	472,044	206,502

Net cash provided (used) by operating activities	(300,620)	(263,573)
Cash flows from investing activities:
Change in property and equipment	(5,725)	(10,365)
Change in intangible assets	13,640	(680,275)
Net cash used in investing activities	7,915	(690,640)
Cash flows from financing activities:
Increase in common stock	1,674	153
Change in additional paid in capital	1,096,326	459,847
Increase (Decrease) in loan from shareholder		(23,958)
Increase in convertible notes		842,215
Net cash provided (used) in financing activities	1,098,000	1,278,257

Net increase (decrease) in cash and cash equivalents	805,295	324,044
Cash and cash equivalents at beginning of period	516,707	251,971
Cash and cash equivalents at end of period	$1,322,002	$576,015
Supplemental cash flow information
Cash paid for interest	$0	$0
Income tax payments	$0	$0
Conversion of debt to 13,080,292 shares of common stock	$500,000	$0

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

December 31, 2017

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

Revenue Recognition

The Company provides travel products and services to leisure and corporate travelers in India and abroad. The revenue from rendering these services is recognized at the time when significant risk and rewards are transferred to the customer. This is generally the case: (1) on the date of issuance for the sale of airline tickets, (2) on the date of check in for hotel booking business and (3) on the date of departure for vacation packages.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances in both US and Indian financial institutions.  At December 31, 2017 and 2016, deposits at US financial institutions that exceeded the Federal Deposit Insurance Company (“FDIC”) $250,000 insured limits were $758,380 and $0, respectively. Bank of America’s credit rating is closely monitored by the Company and the Company does not believe it’s uninsured deposits at Bank of America constitutes any significant credit risk.

Sunalpha has nine accounts denominated in Indian Rupees. As of December 31, 2017 and 2016, the cash balance in financial institutions in India was USD $313,621 and $91,628, respectively. The transactions are undertaken in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

Intangible Assets

Intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets that have limited useful lives are amortized on a straight-line basis over the shorter of their useful or legal lives.

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

US GAAP requires the Company’s management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. The Company has concluded that as of December 31, 2017 and 2016 there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The Company’s management believes that the Company’s income tax returns for the last three years remain subject to examination based on normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period.

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

On December 8, 2015, the Company issued 71,428,570 shares of common stock to Arna Global LLC (“Arna”) for cash consideration of $95,500. Arna is wholly-owned by Deepak Sharma, the Company’s President and Chief Executive Officer and a director. The Company accounted for the change in control transaction with Arna using the acquisition method of accounting. Arna obtained control of 93% of the outstanding shares of common stock of PinstripesNYC, Inc. in connection with the Stock Purchase Agreement among PinstripesNYC, Inc., Arna, and Maxim Kelyfos, LLC dated December 8, 2015, and was the acquirer. This transaction resulted in (1) no identifiable assets being acquired, (2) no liabilities being assumed, (3) no goodwill being recognized and (4) no gains being recognized from a bargain purchase.

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

Property and Equipment consists of the following as of December 31 and March 31, 2017. The property and equipment listed below are recorded in the books of Sunalpha.

	December 31, 2017	March 31, 2017
Computer	$13,258	$20,782
Furniture and Fixture	4,139	4,138
Office Equipment	6,537	5,768
Software License	768	244
Total	24,702	30,933
Accumulated depreciation	(13,060)	(17,697)
Fixed assets, net	$11,642	$13,236

Depreciation expense for the quarters ended December 31, 2017 and 2016 is $930, and $2,309, respectively.

7.	Intangible Assets

Intangible assets consist of the following as of December 31 and March 31, 2017:

	December 31, 2017	March 31, 2017
API Access	$132,399	$129,876
Software	1,651,000	1,651,000
Total	1,783,399	1,780,876
Accumulated amortization	(509,514)	(217,654)
Intangible assets, net	$1,273,885	$1,563,222

Amortization expense for the quarters ended December 31, 2017 and 2016 was $86,618 and $49,500, respectively.

Estimated amortization for the years ended March 31, 2018 – 2022:

Years ended March 31	2018	2019	2020	2021	2022
Estimated amortization expense	$256,946	$342,594	$342,594	$342,594	$116,644

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

The Company, through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from the travel service providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference of the amount paid while acquiring services and the amount collected while selling the services is remitted to taxing authorities ("tax recovery charge"). As of December 31, 2017, the Company has a balance with the tax authority to offset future service tax dues.

9.	Related Party Transactions

i.	Convertible Notes

Deepak Sharma, the Company’s President and Chief Executive Officer and a director, loaned the Company $156,407, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an underwritten public offering of its common stock in connection with a listing on a national securities exchange (an “Uplist Transaction”) prior to March 7, 2019, the outstanding principal balance of the note will automatically convert into 3,432,234 shares of common stock (the “Sharma Note Shares”). If the Uplist Transaction does not occur prior to March 7, 2019, Mr. Sharma will have the option to receive full payment of the outstanding principal balance or the Sharma Note Shares, each together with accrued unpaid interest paid in cash. Mr. Sharma also will have the option to receive full payment of the outstanding principal or the Sharma Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  The current amount of principal and interest outstanding on this note at December 31, 2017 is $186,494.

Sachin Mandloi, the Company’s Vice President and a director, loaned the Company $38,076, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to March 7, 2019, the outstanding principal balance of the note will automatically convert into 835,552 shares of common stock (the “Mandloi Note Shares”). If the Uplist Transaction does not occur prior to March 7, 2019, Mr. Mandloi will have the option to receive full payment of the outstanding principal balance or the Mandloi Note Shares, each together with accrued unpaid interest paid in cash. Mr. Mandloi also will have the option to receive full payment of the outstanding principal or the Mandloi Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  The current amount of principal and interest outstanding on this note at December 31, 2017 is $45,401.

In connection with the Software Agreement described in Note 7 above, Arna, wholly owned by the Company’s president, loaned the Company $956,000, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that the Company completes an Uplist Transaction prior to March 7, 2019, the outstanding principal balance of the note will automatically convert into 21,194,381 shares of common stock (the “Arna Note Shares”). If the Uplist Transaction does not occur prior to the March 7, 2019, Arna will have the option to receive full payment of the outstanding principal balance or the Arna Note Shares, each together with accrued unpaid interest paid in cash. Arna also will have the option to receive full payment of the outstanding principal or the Arna Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  The current amount of principal and interest outstanding on this note at December 31, 2017 is $1,139,903.

On September 23, 2016, we entered into a software development agreement with Takniki Communications to further develop and enhance our online transaction platform, Travelcord. Pursuant to this software development agreement, we agreed to pay a fee of $695,000 upon delivery of enhanced software, which occurred on December 31, 2016. The Company paid for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with a maturity date of December 31, 2019 and bearing interest at a rate of 10%. The principal amount of this note is convertible into 10,303,070 shares of our common stock at the noteholder’s option at maturity.  In the event that the Company completes an Uplist Transaction prior to December 31, 2019, the outstanding principal balance of the note will automatically convert into 10,303,070 shares of common stock (the “Takniki Note Shares”). If the Uplist Transaction does not occur prior to December 31, 2019, Takniki Communications will have the option to receive full payment of the outstanding principal balance or the Takniki Note Shares, each together with accrued unpaid interest paid in cash. Takniki Communications also will have the option to receive full payment of the outstanding principal or the Takniki Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  The current amount of principal and interest outstanding on this note at December 31, 2017 is $766,769.

ii.	Guarantee

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

On February 8, 2016, the Company issued convertible promissory notes to three accredited investors in the aggregate principal amount of $350,000 pursuant to a note purchase agreement of the same date. Interest accrued at the rate of 6% per annum. In the event that the Company completed an Uplist Transaction, prior to February 8, 2019, the outstanding principal balance of the note would automatically convert into a total of 9,156,206 shares of common stock (the “February 2016 Note Shares”). If the Uplist Transaction did not occur prior to February 8, 2019, the noteholders would have had the option to receive full payment of the outstanding principal balance or the February 2016 Note Shares, each together with accrued unpaid interest paid in cash. The noteholders also had the option to receive full payment of the outstanding principal or the February 2016 Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

On July 1, 2016, the Company issued convertible promissory notes to an accredited investor in the aggregate principal amount of $150,000 pursuant to the note purchase agreement dated February 8, 2016. Interest accrued at the rate of 6% per annum. In the event that the Company completed an Uplist Transaction, prior to July 1, 2019, the outstanding principal balance of the note would automatically convert into a total of 3,924,088 shares of common stock (the “July 2016 Note Shares”). If the Uplist Transaction did not occur prior to July 1, 2019, the noteholder would have had the option to receive full payment of the outstanding principal balance or the July 2016 Note Shares, each together with accrued unpaid interest paid in cash. The noteholder also had the option to receive full payment of the outstanding principal or the July 2016 Note Shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2017 and March 31, 2017 were $469,032 and $226,331, respectively.

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

12.	New Accounting Pronouncements

i.	In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method, and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

ii.	In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and (9) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim reporting periods within fiscal years beginning after December 15, 2019. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

iii.	In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new ASC 842 "Leases" to replace the previous ASC 840 "Leases." ASU 2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

iv	In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.” The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

v	In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

13.	Net Income (Loss) Per Share

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(246,719)	$(127,361)	$(610,715)	$(437,920)
Weighted average common shares outstanding	89,840,099	76,816,272	89,840,099	76,816,272
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(246,719)	$(127,361)	$(610,715)	$(437,920)
Weighted average common shares outstanding	89,840,099	76,816,272	89,840,099	76,816,272
Dilutive effects of convertible debt	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares, assuming dilutive effect of convertible debt	89,840,099	76,816,272	89,840,099	76,816,272
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Due to net loss, the shares of common stock underlying the convertible notes described in Notes 9 and 10 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

14.	Commitments

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (API) agreement, dated October 5, 2015, the Company is required to pay a minimum annual maintenance fee of $7,500 to IRCTC. In the event the agreement is renewed, the amount based on the number of active railway agents that use the Company rail booking services on the Company’s platform will be payable annually. On September 30, 2016, the Company renewed its agreement with the IRCTC and paid an annual maintenance fee of $8,600 based on the number of active railway agents it has enrolled to book rail tickets. The Company has subsequently renewed its agreement through October 5, 2018.

Until December 8, 2015, the Company shared office space with Maxim Group LLC. The majority member of Maxim Group LLC is the sole stockholder of Maxim Kelyfos, LLC, which owned 93% of the Company’s common stock outstanding prior to the acquisition of Sunalpha by the Company.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space in Ahmedabad, India, owned by a director of the Company on a rent-free basis. As of December 31, 2017 and 2016, the Company has not paid any rent for this office space. The Company is expected to pay market rate rent once the Company is profitable.

The Company has leased office space in Ahmedabad, India effective from March 1, 2016 for a term of five years. The operations of the Company are being undertaken from the new premises. The Company pays monthly rent in an amount equal to $1,260 per month pursuant to the lease agreement.

The Company entered into a consulting agreement effective May 24, 2016 with LogiCore Strategies, LLC (“LogiCore”), pursuant to which Richard J. Shaw serves as the Company’s Chief Financial Officer. The Company compensates LogiCore for Mr. Shaw’s time at an annual rate of $60,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements regarding the adequacy, availability and sources of capital, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this Quarterly Report, particularly under the headings, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and subsequent reports that we file with the Securities and Exchange Commission (“SEC”).

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

Notwithstanding the above, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly states that the safe harbor for forward looking statements under the PSLRA does not apply to companies that issue penny stocks. Accordingly, the safe harbor for forward looking statements under the PSLRA is not currently available to us because we may be considered to be an issuer of penny stock.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 29, 2017.

Overview
We are an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agent customers can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services, and e-commerce payment services products. We serve over 4,966 travel agents in the Indian states of Gujarat, Maharashtra, Rajasthan, Karnataka and Madya Pradesh. At this time, approximately 85% of our travel agent customers are based in Gujarat, primarily in and around the city of Ahmedabad.

We are a holding company incorporated in Delaware in 2010. Deepak Sharma, our President and Chief Executive Officer and a director, formed our operating subsidiary, Sunalpha Green Technologies Private Limited, under the laws of the Republic of India in 2010. Sunalpha commenced operations as an OTA in India in February 2014.

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

Sunalpha entered into an agreement with IRCTC for a one-year term that expired in October 2016. On September 30, 2016, Sunalpha renewed its agreement with the IRCTC. The agreement will expire on October 5, 2017 and may be renewed for an additional annual term in the discretion of the IRCTC. The IRCTC may terminate or temporarily suspend the agreement without prior notice.  The Company has renewed its agreement with the IRCTC.

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

Historical Operations and Outlook

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing 3,864,275 in the quarter ended December 31, 2017. We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

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

India remains a largely unbanked country with cash transactions typical.  The Indian government’s decision to demonetize their two largest bank notes in circulation on November 8, 2016 caused a disruption throughout India’s economy, slowing growth and forcing customers to focus on day to day expenses.  This move slowed India’s GDP during the fourth quarter of fiscal 2017 to 6.1% causing India to lose its status as being the world’s fastest growing economy. During the first quarter of fiscal year 2018, India’s GDP grew by 6.1%.  Growth in some of our travel products slowed during the quarter, while our payment services product grew during this period.  We believe that the slowdown in growth will be short lived as the impacts of re-monetization have begun to be felt and GDP growth is projected to be 6.7% and 7.4% in 2017 and 2018 according to the International Monetary Fund (IMF) in its latest World Economic Outlook released October 10, 2017. In a January 22, 2018 briefing, the IMF retained its GDP forecast for 2017 and 2018 and also estimated that the Indian economy would grow by 7.8% in 2019, which would make the country the world’s fastest-growing economy in 2018 and 2019.

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

RESULTS OF OPERATIONS

The following table presents, for the third quarter and first nine months of fiscal 2018 and fiscal 2017, the components of our consolidated statements of income:

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net revenue	$77,192	$148,387	$255,824	$405,189

Cost of revenue	10,903	73,271	37,776	272,876

Gross profit	66,289	75,116	218,048	132,313

Operating expenses
Selling, general, and administrative expenses	193,460	112,750	513,125	253,996
Legal and consulting expenses	53,584	56,110	151,231	206,171

Income (loss) from operations	(180,755)	(93,744)	(446,308)	(327,854)

Other income (expense)
Depreciation and amortization	(83,469)	(51,809)	(283,016)	(153,557)
Interest income	157	0	321	0
Interest expense	(52,578)	(37,068)	(122,167)	(108,526)
Total other income (expense)	(135,890)	(88,877)	(404,862)	(262,083)

Income (loss) before income tax expense	(316,645)	(182,621)	(851,170)	(589,937)
Income tax benefit (expense)	69,926	55,260	240,455	152,017

Net income (loss)	$(246,719)	$(127,361)	$(610,715)	$(437,920)

During the third quarter of fiscal 2018, we continued to add new markets and add an increasing number of sales agents that offer our services, however, to gain market share we have reduced our revenue margins, resulting in a decrease in net revenue.  Our costs of revenue associated with our gross revenue products have declined and operating expenses increased as we expanded our market reach and drove the increase in net loss from operations.

THIRD QUARTER ENDED DECEMBER 31, 2017 COMPARED TO THIRD QUARTER ENDED DECEMBER 31, 2016

Revenue

Net revenues for the third quarter ended December 31, 2017 were $77,192 compared to $148,387 for the third quarter ended December 31, 2016. Net revenue for the quarter ended December 31, 2017 consisted of $11,021 from air ticketing compared to $12,754 in the prior year quarter, $0 from bus ticketing compared to ($229) in the prior year quarter, $22,190 from rail ticketing compared to $10,240 in the prior year quarter, $0 from hotel booking compared to $28 in the prior year quarter, $(5,769) from vacation packages compared to $64,462 in the prior year quarter, $6,308 from payment services compared to $4,691 in the prior year quarter, and $43,442 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $56,442 in the prior year quarter. The primary driver in our net revenue decline is decreases in air ticketing and vacation packages, minimaly offset by an increase in rail ticketing, payment services and in incentives from our aggregators and suppliers. The decrease in net revenues resulted from a decrease in pricing to our end user travel agent customers as our focus has been on acquiring market share through offering lower pricing than our competitors with a focus on generating gross bookings.  As described under the heading “Operating Metrics,” gross bookings increased from $2,394,253 during the quarter ended December 31, 2016 to $8,361,856 during the quarter ended December 31, 2017.  The increase in gross bookings was the result of increasing the number of travel agents and entering new markets, selling at reduced margins, and growth in the payment services product.

Cost of Revenues and Gross Profit

The cost of revenue for the third quarter ended December 31, 2017 was $10,903 compared to $73,271 for the prior year quarter. The cost of revenue represents fees charged by our suppliers on gross revenue products including some hotel bookings and vacation packages. The decrease in cost of revenue in the third quarter ended December 31, 2017 compared to the prior year quarter was primarily driven by decreases in the costs associated with our hotel bookings and vacation packages as our hotel bookings and vacation package revenue declined in the third quarter of fiscal 2018. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the third quarter ended December 31, 2017 was $66,289 compared to $75,116 for the prior year quarter.  The $8,827 decrease is driven primarily by a decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the third quarter ended December 31, 2017 were $247,044 compared to $168,860 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs.  Total operating expenses were impacted by an increase in costs relating to headcount and an increase in sales and marketing expenses. Included in our operating expenses is $53,584 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $56,110 in the prior year quarter.  This decrease was the result of the prior year quarter including the expenses associated with our initial Form S-1 filing with the SEC.

We expect our sales and marketing expenses to increase as we continue to grow the business and hire experienced personnel to support our growing business and operations. Our general and administrative expenses are expected to continue to increase as we incur expenses associated with being an Exchange Act reporting company and having our shares quoted on the OTCQB Market.

NINE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2016

Revenue

Net revenues for the nine months ended December 31, 2017 were $255,824 compared to $405,189 for the nine months ended December 31, 2016. Net revenues for the nine months ended December 31, 2017 consisted of $50,991 from air ticketing compared to $69,117 in the prior period, $0 from bus ticketing compared to $51 in the prior period, $35,553 from rail ticketing compared to $20,098 in the prior period, $819 from hotel booking compared to $3,739 in the prior period, $20,225 from vacation packages compared to $211,991 in the prior period, $18,908 from payment services compared to $9,281 in the prior period, and $129,328 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $90,913 in the prior period. The primary drivers were decreases in air ticketing, bus ticketing, hotel booking and vacation packages, offset by an increase in rail ticketing, payment services and in incentives from our aggregators and suppliers. The deceases in net revenues result from a decrease in pricing to our end user travel agent customers as our focus continues to remain on acquiring market share through offering lower pricing than our competitors with a focus on generating gross bookings. As described under the heading “Operating Metrics,” gross bookings increased from $5,581,647 during the nine months ended December 31, 2016 to $23,585,164 during the nine months ended December 31, 2017.  The increase in gross bookings was the result of increasing the number of travel agents and entering new markets, selling at reduced margins, and growth in rail ticketing, incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers, and growth in the payment services product.

Cost of Revenues and Gross Profit

The cost of revenue for the nine months ended December 31, 2017 was $37,776 compared to $272,876 for the prior period. The cost of revenue represents fees charged by our suppliers on gross revenue products including some hotel bookings and vacation packages. The decrease in cost of revenue from the nine months ended December 31, 2017 compared to the prior period was primarily driven by decreases in the costs associated with our hotel bookings and vacation packages as our hotel bookings and vacation package revenue declined in the first nine months of fiscal 2018. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the nine months ended December 31, 2017 was $218,048 compared to $132,313 for the prior period.  The $85,735 increase is driven by a decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the nine months ended December 31, 2017 were $664,356 compared to $460,167 for the prior period. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and these costs increased as our headcount and sales and marketing costs have increased as we focus on gaining market share. Included in our operating expenses is $151,231 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $206,171 in the prior period.  This decrease was the result of the prior year quarter including the expenses associated with our initial Form S-1 filing with the SEC.

We expect our sales and marketing expenses to increase as we continue to grow the business and hire experienced personnel to support our growing business and operations. Our general and administrative expenses are expected to continue to increase as we incur expenses associated with being an Exchange Act reporting company and having our shares quoted on the OTCQB Market.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had $1,322,002 in cash and cash equivalents, compared to $516,707 as of March 31, 2017. The $805,295 increase in cash was driven by sales of common stock of $551,000 during the quarter ended September 30, 2017 and $547,000 during the quarter ended June 30, 2017, which offset our year to date net loss of $610,715. As of December 31, 2017, we had stockholders’ equity of $897,340 compared to a deficit of $88,394 at March 31, 2017, which resulted from sales of common stock and conversions of notes payable into common stock offset by an increase in operating losses during the quarter ended December 31, 2017.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes.  Our long-term focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 31,	December 31,
	2017	2016
Cash Provided by (Used in):
Operating Activities	$(300,620)	$(263,573)
Investing Activities	7,915	(690,640)
Financing Activities	1,098,000	1,278,257

Operating Activities: Net cash used by operations was $300,620 during the nine months ended December 31, 2017 compared to a cash use from operating activities of $263,573 during the nine months ended December 31, 2016.

Year-over-year cash used by operations is has increased as operating losses have increased.

Investing Activities: During the nine months ended December 31, 2017, there was a cash provision of $7,915 from investing activities compared to a cash use of $690,640 during the nine months ended December 31, 2016.  These amounts represent net changes in property, plant, and equipment and intangible assets.

Financing Activities: During the nine months ended December 31, 2017, there was $1,098,000 of cash provided by financing activities compared to a cash provision of $1,278,257 during the nine months ended December 31, 2016.  Cash generated during the nine months ended December 31, 2017 resulted from the sale of common stock pursuant to a private placement.

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

•          We issued a convertible note to Takniki Communications, an affiliate owned by Sachin Mandloi, our Vice President and a director, totaling $695,000 in the third quarter of fiscal 2017. This note was issued pursuant to a Software Development Agreement dated September 23, 2016 between Takniki Communications and the Company to finance the upgrade of our Travelcord operating software.  The note has a three-year term and bears interest at the rate of ten percent payable at maturity. The principal amount of this note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity.

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

	Quarter Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Gross Bookings[1]	$8,361,856	$2,394,253	$23,585,164	$5,581,647

Revenue Margin[2]	0.9%	6.2%	1.1%	7.3%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Revenue margin is defined as revenue as a percentage of gross bookings

The increase in gross bookings for the quarter and nine months ended December 31, 2017 were driven by increases in air, bus, and rail ticketing, payment services, and incentives offset by decreases in hotel and vacation packages.  Revenue margin has declined quarter over quarter and year to date compared to the prior year due to price pressure on air ticketing, low margin rail and bus ticketing, and payment services outpacing higher margin vacation packages and incentives.  The Company has been focused on growing it’s market share by offering lower pricing than its competitors offer, which has resulted in a decline in it’s revenue margin.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Act of 1934, as amended, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of TripBorn’s disclosure controls and procedures as of December 31, 2017, have concluded that TripBorn’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

As a newly public company, we have not yet been required to provide a report of management’s assessment regarding internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017 other than as set forth below.

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

Date: February 12, 2018	TripBorn, Inc.

	By:	/s/ RICHARD J. SHAW
Richard J. Shaw
Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number		Description
31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.INS	XBRL Instance Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	.SCH	XBRL Taxonomy Extension Schema Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement