Form 10-K
period 2018-03-31
TripBorn, Inc.
filed 2018-06-29
CIK 1498232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2018
 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
Commission file number 333-210821

TripBorn, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2447426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
812, Venus Atlantis Corporate Park Near Prahalad Nagar Garden, Satellite Ahmedabad, Gujarat, India 380 015
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(91) 79 2647400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

No market value has been computed based upon the fact that no active trading market existed as of the last business day of the registrants’ most recently completed second fiscal quarter.

The number of the registrant’s common shares, $0.0001 par value per share, outstanding on June 27, 2018 was 95,711,874.

FORWARD LOOKING STATEMENTS

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

Item 1. Business

Overview

We are an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services and e-commerce money transfer products. We serve approximately 6,534 agents across India. We plan to expand our presence throughout pan-India as opportunities present, with an immediate focus on the states of Gujarat, Maharashtra, Rajasthan, Delhi, Bihar, Jharkhand, Orissa, and Madya Pradesh.

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

Our Market

India’s rapidly growing economy and rising middle class are driving growth in India’s travel and tourism industry. According to the World Bank, India’s gross domestic product (“GDP”) is expected to grow 6.7% in India’s current fiscal year and 7.3% in fiscal year 2018-2019 and accelerate to 7.5% in fiscal year 2019-2020.  “India’s long-term growth has become more steady, stable, diversified, and resilient,” according to the World Bank.   A November 2016 World Economic Forum report stated that the Indian middle class doubled in size over an eight -year period from 300 million in 2004 to 600 million in 2012 and half of the 1.2 billion population is now middle class.  The report further states that by 2027, India’s population will overtake China’s and India’s middle class will overtake the middle classes of the United States, Europe, and China.  According to an April 2018 report by the International Monetary Fund, nominal per capita income of the Indian population continues to increase. All of these factors tend to increase discretionary spending in areas such as travel and leisure. According to Word Travel & Tourisms Council Economic Impact 2018, the travel and tourism sector in India has been increasingly contributing to overall GDP, accounting for 9.4% in 2017 and forecasting to rise by 7.5% to approximately 10.1% in 2018. Domestic tourists accounted for over 88% of the travel and tourism spending in 2017.

Although internet penetration and use of debit and credit cards is rapidly increasing, India continues to have a significant unbanked population, particularly outside of urban areas. According to an October 2015 report prepared by PricewaterhouseCoopers, 233 million households in India did not have access to banking services at that time, down from 557 million in 2011.  According to Global Findex database it is estimated that in June 2018 there were still 191 million individuals in India who do not have bank accounts. According to India’s 2011 Census, 69% of India’s population lives in rural areas, while 5% live in semi-urban areas. In addition, lower internet penetration and literacy rates in more rural areas mean that OTAs are unable to reach a significant portion of the population directly. Due to a combination of these factors, semi-urban and rural travelers are more likely to require an intermediary to book travel related services and products.

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

Corporate History

TripBorn, Inc. is a holding company incorporated in Delaware in January 2010. We operated as a shell company with nominal or no assets or operations until December 2015 when we acquired our Indian operating subsidiary, Sunalpha Green Technologies Private Limited, or “Sunalpha.” Tripborn, Inc. was known as PinstripesNYC, Inc. until January 2016. We filed reports as PinstripesNYC, Inc. with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from August 2010 until we terminated the registration of our securities in May 2013. Our principal executive offices are located at 812, Venus Atlantis Corporate Park, Near Prahalad Nagar Garden, Satellite, Ahmedabad, Gujarat, India 380 015, and our telephone number is 91 79-26474400. Our website address is www.tripborn.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this annual report on Form 10-K.

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

Air ticketing

Our travel agent customers can book domestic or international flights through our website. We have agreements with India’s three domestic low-cost carriers. In addition, through our website, we offer our travel agents access to international air tickets to destinations worldwide as an approved agent of the International Association of Travel Agents, or “IATA,” and through our aggregators, which have agreed to provide us with access to their airline ticket inventory.

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

Rail ticketing

We are a B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows us to offer reservations through Indian Railways’ passenger reservation system on our webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. We have integrated our system with IRCTC’s to provide a seamless booking process for our travel agent customers. According to the 2016-2017 annual report of the Ministry of Railways, Indian Railways sold 209 million tickets in 2016-2017 and carries approximately 23 million passengers daily. Rail travel is the primary mode of transportation for Indians, particularly in rural areas.

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

Sunalpha entered into an agreement with IRCTC for a one-year term that expired in October 2017. On September 30, 2017, Sunalpha renewed its agreement with the IRCTC. The agreement will expire on October 5, 2018 and may be renewed for an additional annual term in the discretion of the IRCTC. The IRCTC may terminate or temporarily suspend the agreement without prior notice.

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

Sales and Marketing

We facilitate the sale of third parties’ travel services and products through our internet website to travel agents, who book hotels and tickets for their largely offline customers. In the past 24 months, we have built a network of over 6,534  agents by reputation and word of mouth. Our agent customers are primarily based in and around the city of Ahmedabad in Gujarat, but also operate in the other states across India. We are expanding our sales team and hiring employees to expand our marketing and sales efforts.

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

Established OTAs such as makemytrip.com, cleartrip.com, expedia.co.in, travelocity.co.in, yatra.com, goibibo.com, booking.com and agoda.com have achieved strong brand recognition and reliability in India. Since the travel industry is a high-volume, low-margin business, it can be difficult for emerging participants, such as us, to capture a meaningful share of the market from OTAs with established brands and resources. We intend to build our brand in the underserved rural and semi-rural markets through our superior service-oriented travel portal. We believe that being a later market entrant allows us to develop a superior platform with upto-date technologies.

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

Employees

We currently have 49 employees based in our Ahmedabad, Gujarat and Bangalore, Karnataka, India offices, all of which are full time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that we have satisfactory employee relations.

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

We will require additional financing to sustain our business, which may not be available on favorable terms, if at all. We estimate that we will require approximately $3,000,000 and $5,000,000 in the next 12 and 24 months respectively, to continue and grow our business. We may seek additional funding through a combination of equity offerings, debt financings or other third-party funding and other collaborations, strategic alliances and licensing arrangements to fully implement our business plan. For instance, in fiscal years 2016 and 2017, we issued convertible notes, which may convert into shares of our common stock in the future. We have also sold shares of our common stock to certain investors pursuant to subscription agreements in a private placement.  If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders may experience significant dilution. In addition, these new securities may contain certain rights, preferences or privileges that are senior to those of the shares of our common stock, which may decrease the value of an investment in our common stock. If we cannot obtain additional financing, we will not be able to achieve the necessary sales growth to cover our costs, and our results of operations would be negatively affected.  Additionally, pursuant to the terms of the convertible notes described above, if we do not complete an underwritten public offering on a national securities exchange prior to the convertible notes maturing in 2019, we may be obligated to repay up to $2,191,299 to the holders of such convertible notes, which includes $345,816 in interest. If we do not obtain additional financing prior to the notes maturing, we may be unable to repay the note holders or may have to limit our growth plans, either of which could negatively impact our results of operations.

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

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost effective manner.

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

Our ongoing compliance efforts will increase general and administrative expenses and may divert management’s time and attention from the development of our business, which may adversely affect our financial condition and results of operations. We estimate that we may incur approximately $200,000 in costs during the fiscal year ending March 31, 2019 and $250,000 in the fiscal year ending March 31, 2020 in connection with operating as a public company.

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

We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosure regarding our business, financial condition or results of operations. In addition, our future assessments of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any material weakness that needs to be addressed in management’s assessment of our internal control over financial reporting or in the report on the effectiveness of our internal controls by our independent registered public accounting firm, when may have an adverse impact on our common stock.

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

U.S. Federal Income Tax Reforms could adversely affect us.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “TCJ Act”). The TCJ Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Toll Charge”), which is a one time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Charge will be paid over an eight year period, starting in 2018, and will not accrue interest. The TCJ Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. As our foreign owned subsidiary has no history of operating income our preliminary estimate is that we will not be subject to the Toll Charge.  Management is still finalizing their analysis related to certain matters, such as developing interpretations of the provisions of the TCJ Act, changes to certain estimates and evaluating amounts related to the earnings and profits of our foreign subsidiary, and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJ Act may require changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. While we do not anticipate that the GILTI will have a material impact on our financial results, we may have to accrue for GILTI in fiscal 2019, which will have an impact on our financial results for fiscal 2019.

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

Effective intellectual property protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights.  In addition, effective intellectual property protection may not be available in every jurisdiction in which our services are made available and policing unauthorized use of our intellectual property is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to protect our intellectual property adequately against unauthorized third-party copying or use, which could adversely affect our business or ability to compete. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property. Furthermore, we may need to go to court or other tribunals or administrative bodies in order to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Our failure to protect our intellectual property in a cost-effective or effective manner could have a material adverse effect on our business and ability to protect our technology, content and brands.

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

Litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and operating results.

The Company may from time to time become subject to litigation and other legal proceedings. Litigation and other legal proceedings may require the Company to incur significant expenses, including those relating to legal and other professional fees. In addition, litigation and other legal proceedings are inherently uncertain, and adverse outcomes in litigation or other legal proceedings could adversely affect the Company’s financial condition, cash flows, and operating results.

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

The Indian government’s demonetization of their two largest denomination banknotes, the 500 and 1,000 rupee banknotes, in circulation on November 8, 2016 slowed economic growth.

The Indian government announced that their two largest denomination bank notes, the 500 and 1,000 rupee banknotes, in circulation on November 8, 2016 would no longer be honored and were be replaced with newly designed notes. The primary objective of this move was to rid the Indian economy of counterfeit money.  The demonetized currency represented approximately 22 billion notes, worth approximately $214 billion, or 14% of India’s GDP.  India remains a largely unbanked country with cash transactions typical.  The demonetization initially  caused a disruption throughout India’s economy, slowing growth and forcing consumers to focus on day-to-day expenses.  Removing approximately 86% of India’s currency in circulation from a largely cash based economy coupled with the initial implementation of a GST tax slowed the country’s GDP in India’s last two quarters of 2016-17 and the first quarter of 2017-2018.  India’s economic growth slipped to a three year low of 5.7%, but began to stabilize in August 2017 and has subsequently recovered.  Any reduction in economic growth in India, including slowdowns attributable to the demonetization and introduction of GST, could reduce travel spending in India and may harm our business, operating results and financial conditions.

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

We are subject to anti-corruption and anti-bribery laws in the United States and India. India’s reputation for potential corruption and the challenges presented by India’s complex business environment may increase our risk of violating applicable anti-corruption laws. Our commercial relationships with state-owned enterprises may further intensify this risk. We face the risk that we, our employees or any third parties such as our sales agents and distributors that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the Foreign Corrupt Practices Act of 1977 (“FCPA”), India’s Prevention of Money Laundering Act, 2002 and Indian Penal Code. Any violation of the FCPA or any similar anticorruption law or regulation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations that might harm our business, financial condition or results of operations. In addition, we have internal ethics policies with which we require our employees to comply in order to ensure that we conduct our business in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating and resolving actual or alleged violations is expensive and may consume a significant amount of our senior management’s time and attention.

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

Our customers complete their bookings through our Indian website. According to Cisco’s Visual Networking Index (VNI) Forecast, India will India’s internet users will grow from 373 million (28% of the population) in 2016 to 829 million (59% of the population by 2021.  Slowdowns or disruptions in upgrading India’s internet-based infrastructure to meet this demand could reduce the rate of expected increases in the use of the internet and our internet-based services, which may adversely affect our business and results of operations. In addition, any slowdown or negative deviation in the anticipated increase in internet penetration in India may require us to make additional investments in alternative distribution channels, which could strain our financial and human resources, causing our operations and financial condition to suffer.

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

The Government of India has exercised and continues to exercise significant influence over many aspects of the Indian economy. Since 1991, successive Indian governments have generally pursued policies of economic liberalization and financial sector reforms, including by significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers and regulators has remained significant and we cannot assure you that such liberalization policies will continue. The present government has continued to take initiatives that support the economic growth of the country that have been pursued by previous governments. However, there is no assurance that it will be able to generate sufficient crossparty support to implement such initiatives. The rate of economic liberalization could change, and specific laws and policies affecting travel service companies, foreign investments, currency exchange rates and other matters affecting investments in India could change as well. A significant change in India’s policy of economic liberalization and deregulation or any social or political uncertainties could adversely affect business and economic conditions in India generally and our business and prospects.

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

Risks Related to Our Common Stock

There is not now, and there may never be, an active, liquid and orderly trading market for our common stock, which may make it difficult for stockholders to sell their shares of our common stock.

Our common stock quoted on the OTC Markets OTCQB tier, or OTCQB, of OTC Markets Group Inc., an over-the-counter quotation system, and there is not now, nor has there been since our inception, any significant trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange, and our common stock may be quoted on the OTCQB or another over-the-counter quotation system for the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, stockholders may be unable to resell their shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

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

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

We have only two directors, and each one is not “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an Audit or Compensation Committee. The functions of those committees are conducted by the Board. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability of our common stock to be listed on a national securities exchange and, as a result, may adversely affect the liquidity of our common stock.

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

Prior to acquiring our Indian operating subsidiary we were a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Resales pursuant to Rule 144 promulgated under the Securities Act of the securities of a former shell company, such as us, are not permitted (i) until at least 12 months have elapsed from the April 18, 2016 initial filing of our Registration Statement on Form S-1, which reflected our status as a nonshell company and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. As a result, sales may not be made under Rule 144 unless we and the selling stockholders are in compliance with the requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could make an investment in our securities less attractive and could cause the share price of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 2,455 square feet of office space for our principal executive officers in Ahmedabad, India. Currently, our president and director, Deepak Sharma leases this space to us at no charge. Since March 2016, we also lease approximately 4,300 square feet of office space for our technology center in Bangalore, Karnataka India, for which we currently pay $4,000 per month. This lease expired March 31, 2018 and was subsequently renewed until 2024. We believe these properties suit our operations and business needs and that adequate, suitable lease space will continue to be available to meet our needs.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchaser of Equity Securities

Our common stock is quoted on the OTC Markets OTCQB tier, or OTCQB, of OTC Markets Group, Inc. under the symbol “TRRB.”  As of June 18, 2018, the closing sale price for our common stock as reported on the OTCQB system was $0.70 per share. Our common stock commenced public trading on October 16, 2017 the OTCQB. Although our common stock is quoted on the OTCQB, there is a limited trading market for our common stock and there have been few trades in our common stock to date. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for our common stock, as reported by OTCQB, since the common stock commenced public trading. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2018	Third Quarter (q/e 12/31/17)	$0.60	$0.50
	Fourth Quarter (q/e 3/31/18)	$1.515	$0.50

Holders

As of that date, there were approximately 40 stockholders of record for our common stock. This does not include beneficial owners holding common stock in street name in brokerage accounts.

Dividends

We have never paid cash dividends on our common stock, have no plans to pay any dividends, and it is unlikely that we will pay any dividends in the foreseeable future. We currently intend to invest future earnings, if any, to finance expansion of our business. Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors determined by our board of directors.

Unregistered Sales of Equity Securities

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

These shares of the Company’s common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering. The issuance of these shares of common stock was not a public offering for purposes of Section 4(a)(2) because the offerees status as “accredited investors, and the manner of the issuance, including that the Company did not engage in general solicitation or advertising with regard to the issuance of such shares and did not offer any such shares to the public in connection with the issuance.

Securities authorized for issuance under equity compensation plans

See Part III, Item 12 of this annual report for information regarding securities authorized for issuance under the Company’s equity compensation plan.

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

The information contained below may be subject to risk factors. We urge you to review carefully the section of this Memorandum entitled “Risk Factors” for a more complete discussion of the risks associated with an investment in our common stock. See “Forward-Looking Statements.”

OVERVIEW

We are an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agent customers can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services, and e-commerce money transfer products. We serve over 6,534 agents across Indian.

We are a holding company incorporated in Delaware in 2010. Deepak Sharma, our president and director, formed our operating subsidiary, Sunalpha Green Technologies Private Limited, under the laws of the Republic of India in 2010. Sunalpha commenced operations as an OTA in India in February 2014.

Prior to acquiring Sunalpha in December 2015, we operated as a shell company with nominal or no assets or operations. We were known as PinstripesNYC, Inc. until January 2016. We filed reports as PinstripesNYC, Inc. with the SEC under the Exchange Act from August 2010 until we terminated our registration under the Exchange Act in May 2013. Our fiscal year ends on March 31. We refer to the fiscal year ended March 31, 2018 as fiscal 2018 and the fiscal year ended March 31, 2017 as “fiscal 2017”.

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

Historical Operations and Outlook

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing approximately 6,000 transactions per day in March 2018. In our fiscal year ended March 31, 2018 we processed 1,035,206 transactions and 16.9 million searches have been performed on our platform compared to 373,651 and 7.6 million as of March 31, 2017. During fiscal 2018, we have experienced increased traffic on our website due to our efforts in marketing and branding. Our agent customers log in nearly 2,701 times per day, up from 1,300 at March 31, 2017.  We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

In November 2015, we integrated the Indian Railway reservation system into our online platform using complex and scalable technology tools. Previously, we provided rail ticketing through a third-party supplier. Becoming a principle agent has resulted in and will continue to result in an increase in rail ticketing revenue associated with an increase in fees associated with enrolling our travel agent customers and usage fees for ticketing. We have also experienced, and anticipate that we will continue to see, an increase in selling, general and administrative expenses associated with hiring additional personnel and expanding our marketing activities in connection with the expanded rail ticketing services as well as an increase in legal and consulting expenses associated with becoming a reporting company with the SEC.

Assuming we are successful in enrolling new travel agents while retaining our existing travel agents, we anticipate that we will achieve sustainable and predictable cash flow and revenue growth, year-over-year. However, there is no assurance that we will be successful in implementing our business model and achieving our operational and financial objectives.

We expect to see an increase in bookings through our website and a corresponding increase in revenue in fiscal 2019 due to the recent expansion of our sales force and our expansion into the states of Maharashtra, Karnataka and Madya Pradesh. In fiscal 2019 we expect to expand into other neighboring states in India.

India remains a largely unbanked country with cash transactions typical.  The Indian government’s decision to demonetize their two largest bank notes in circulation on November 8, 2016 caused a disruption throughout India’s economy, slowing growth and forcing customers to focus on day to day expenses.  This move slowed India’s GDP during the fourth quarter of fiscal 2017 to 6.1% causing India to lose its status as being the world’s fastest growing economy.  Growth in some of our travel products slowed during the quarter, while our money transfer product grew during this period.  We believe that the slowdown in growth will be short lived as the impacts of re-monetization have begun to be felt and GDP growth is projected to be 7.3% and 7.5% in 2018 and 2019.

India’s biggest indirect tax reform in the form of Goods and Services Tax (GST) was completed and a comprehensive dual GST was introduced in India on July 1, 2017. These reforms were approved by the Parliament after they were introduced as part of the Money Bill. Following the passage of the GST Acts, the GST Council decided the rates for the Goods and Services to be taxed under the GST regime. GST is considered to be the biggest tax reform in India since independence. It will help realize the goal of “One Nation-One Tax-One Market.” GST is expected to benefit all the stakeholders – industry, government and consumer.

The GST for travel industry and hotels also comes with its share of adverse impacts in short to medium term, were final prices for customers will increase.

Tripborn looks at GST for hotels and tourism as a mixture of simpler, smoother rules and seemingly higher costs & compliance. The process to claim and avail ITC (input tax credit) is simple and clear. Earlier, adjusting the tax paid on inputs against the output was complex and error-prone. This is believed to have become easy with GST. Also, under GST, tourists have a clearer idea about the tax they are paying, and we believe in the longer run that GST will help Tripborn grow faster and efficiently.

RESULTS OF OPERATIONS

Twelve Months Ended March 31, 2018 and 2017

The following table presents, for the fiscal years ended March 31, 2018 and 2017, the components of our consolidated statements of income:

	Twelve Months Ended March 31,
	2018	2017
Net revenue	$367,354	$569,843

Cost of revenue	46,547	293,841

Gross profit	320,807	276,002

Operating expenses
Selling, general, and administrative expenses	764,871	490,829
Legal and consulting expenses	191,391	246,440

Income (loss) from operations	(635,455)	(461,267)

Other income (expense)
Depreciation and amortization	(383,513)	(226,526)
Interest income	522
Interest expense	(174,899)	(162,163)
Total other income (expense)	(557,890)	(388,689)

Income (loss) before income tax expense	(1,193,345)	(849,956)
Income tax benefit (expense)	129,617	167,032

Net income (loss)	(1,063,728)	(682,924)

Revenue

Net revenues for the twelve months ended March 31, 2018 were $367,354 compared to $569,843 for the twelve months ended March 31, 2017, a decrease of $202,489 in the year ended March 31, 2018 compared to the prior year. Revenue for the year ended March 31, 2018 consisted of $64,223 from air ticketing compared to $212,935 in the prior year, $0 in bus ticketing compared to $0 in the prior year, $22,857 from rail ticketing compared to $29,348 in the prior year, $0 from hotel booking compared to $4,245 in the prior year, $48,505 from vacation packages compared to $217,503 in the prior year, $26,615 from payment services compared to $21,625 in the prior year, and $205,154 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $84,187 in the prior year.

The decrease over the prior year was primarily driven by decreases in air and rail ticketing and hotel bookings declining more than increases in payment services and incentives, fees, penalty income, and surcharges.  While there was increased transaction volume through the addition of more agents and an increased geographical reach but at lower margins.  The largest growth areas were incentives, fees, penalty income, and surcharges, which grew by $120,966 over the prior year and payment services which grew $4,990 over the prior year.  Our primary focus has been on growing our fee revenue as it is our highest margin offering, which has been accomplished by our increased brand recognition with our agents and suppliers and is driving more customers to us for these package offering. Air ticketing margins have continued to decline compared to the prior year as airlines have continued moving to a more direct sales approach with end user customers, which has reduced the margin for airline tickets. Our bus ticketing segment is growing and we booked over 6,000 bus tickets during the twelve months ended March 31, 2018 compared to minimal bus tickets at cost during the twelve months ended March 31, 2017 as we tested the marketplace for this product offering and found that to compete successfully needed to increase our sales volume.

Cost of Revenues and Gross Profit

The cost of revenue for the twelve months ended March 31, 2018 was $46,547 compared to $293,841 for the prior year. The cost of revenue represents fees charged by our suppliers. Revenue from vacation packages, including income from airline tickets sold to customers as a part of vacation packages, some hotel, some cab, and railway software sales are accounted for on a gross basis as the Company is determined to be the primary obligor in the arrangement, whereas other revenues are recognized on a net basis. The decrease in cost of revenue during the twelve months ended March 31, 2018 compared to the prior year resulted primarily from decreases in sales of our vacation packages and hotel bookings.

Gross profit from revenues for the twelve months ended March 31, 2018 was $320,807 compared to $276,002 for the prior year.  The $44,805 increase was driven primarily by the decrease in vacation package revenue and the associated costs of providing the vacation packages.

Operating Expenses

Total operating expenses for the twelve months ended March 31, 2018 were $956,262 compared to $737,269 in the prior year.  Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as our operations have grown to support our future growth. We expect our sales and marketing expenses to continue to increase as we continue to grow the business and hire experienced personnel to support our expanding business and operations. We anticipate our general and administrative expenses will increase as we incur expenses associated with being an Exchange Act reporting company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had $1,148,741 in cash and cash equivalents, compared to $561,707 as of March 31, 2017. This $587,034 increase in cash is a result of common stock sales of $1,098,000 during fiscal 2018 offset by operating losses generated during the year ended March 31, 2018. As of March 31, 2018, we have stockholders’ equity of $454,802 compared to a deficit of $88,394 as of March 31, 2017.  Our stockholders’ deficit decreased as a result of the increase in our operating losses offset by our common stock sales and convertible note sales and issuances during the year.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes.  Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Twelve Months Ended
	March 31,	March 31,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(463,404)	$(500,472)
Investing Activities	(2,563)	(715,551)
Financing Activities	1,098,000	1,480,681

Operating Activities: Net cash used by operations was $463,404 during the twelve months ended March 31, 2018 compared to a cash use from operating activities of $500,472 during the prior year.

The year-over-year decrease in cash used by operations is primarily the result of operating losses that were offset by positive changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the twelve months ended March 31, 2018 cash used by investing activities was $2,563 compared to a cash use from investing activities of $715,551 in the prior year.  These cash uses represent net changes in property, plant, and equipment and intangible assets and specifically a $695,000 upgrade to our Travelcord operating software during the year ended March 31, 2017.

Financing Activities: During the twelve months ended March 31, 2018, there was $1,098,00 of cash provided by financing activities compared to a cash provision of $1,480,681 in the prior year.  Cash generated during the year ended March 31, 2018 resulted from the sale of common stock. Cash generated from financing activities during the prior year resulted from loans we received from our founders, and from sales of convertible promissory notes to non-affiliate investors and the issuance of a convertible promissory note in payment for the Travelcord software upgrade.

We presently do not have a senior credit or revolving credit facility and do not expect to obtain one in the foreseeable future.

We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities.  We estimate that we will require approximately $3.0 million and $5.0 million in the next 12 and 24 months, respectively, to support our continued operations.

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

•          We raised $150,000 in the first quarter of fiscal 2017 pursuant to the Company’s issuance of a convertible note. The note had a three-year term and accrued interest at the rate of six percent payable at maturity. The principal amount of the note was convertible into shares of the Company’s common stock at the noteholder’s option at maturity. This note was converted into 3,924,088 shares of common stock on July 15 and 16, 2017.

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

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we had no off-balance sheet arrangements.

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

	Twelve Months Ended March 31
	2018	2017

Gross Bookings[1]	$29,240,498	$13,374,314
Revenue Margin[2]	1.3%	4.3%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Revenue margin is defined as revenue as a percentage of gross bookings.

The increase in gross bookings is driven by increases in vacation packages and incentives, fees, penalty income, and surcharges as we increase our agent network and expand our geographic reach.  Revenue margin decreased in the twelve months ended March 31, 2018 to 1.3% from 4.3% in the prior year.  While gross bookings have increased, this decrease is driven by margins generated by lower margin offerings in air, bus, and rail ticketing and hotel booking outpacing margins from our higher margin product offerings including vacation packages and payment services.

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

We have audited the accompanying consolidated balance sheets of Tripborn, Inc. (the “Company”) as of March 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017 the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ram Associates

Ram Associates
Hamilton, NJ
June 29, 2018

TRIPBORN, INC.

Consolidated Balance Sheets

March 31,

Assets

	2018	2017
Current assets
Cash and cash equivalents	$1,148,741	$516,707
Accounts receivable	172,625	289,089
Other current assets	334,961	294,203
Total current assets	1,656,327	1,099,999

Property and equipment, net	12,159	13,236
Intangible assets, net	1,189,499	1,563,222
Deferred tax assets	348,098	226,331
Total Assets	$3,206,083	$2,902,788

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$390,201	$175,748
Other current liabilities	520,412	460,314
Total current liabilities	910,613	636,062

Long-term liabilities
Convertible notes	1,840,668	2,355,120
Total current and long-term liabilities	2,751,281	2,991,182

Stockholders' equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 authorized	—	—
Common stock, par value $0.0001; 200,000,000 authorized
95,711,874 and 78,971,581 shares issued and outstanding as of
March 31, 2018 and March 31, 2017 respectively.	9,572	7,898
Additional paid-in capital	2,321,818	725,492
Accumulated other comprehensive income (loss)	15,656	6,732
Retained earnings/(deficit)	(1,892,244)	(828,516)
Total stockholders' equity (defecit)	454,802	(88,394)

Total liabilities and stockholders' equity	$3,206,083	$2,902,788

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended March 31,

	2018	2017

Net revenue	$367,354	$569,843

Cost of revenue	46,547	293,841

Gross profit	320,807	276,002

Operating expenses
Selling, general and administration expenses	764,871	490,829
Legal and consulting expenses	191,391	246,440

Income (loss) from operations	(635,455)	(461,267)

Other income (expenses)
Depreciation and amortization	(383,513)	(226,526)
Interest income	522
Interest expense	(174,899)	(162,163)
Total other income (expense)	(557,890)	(388,689)

Income (loss) before income tax expense	(1,193,345)	(849,956)
Income tax benefit	129,617	167,032

Net income (loss)	(1,063,728)	(682,924)

Other comprehensive income (loss):

Unrealized foreign currency translation income/(loss)	8,924	(2,978)

Net comprehensive income/(loss) for the period	$(1,054,804)	$(685,902)

Basic income (loss) per share	$(0.01)	$(0.01)
Diluted income (loss) per share	$(0.01)	$(0.01)

Basic weighted average number of shares	91,287,934	77,286,488
Diluted weighted average number of shares	91,287,934	77,286,488

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended March 31, 2018 and 2017

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings/ deficit	Total stockholders’ equity/ (deficit)

Balance at March 31, 2016	76,804,914	7,681	75,708	9,710	(145,592)	(52,493

Other comprehensive income (loss)				(2,978)		(2,978)

Issuance of common shares	2,166,667	217	649,784			650,001

Net income (loss)					(682,924)	(682,924)

Balance at March 31, 2017	78,971,581	$7,898	$725,492	$6,732	$(828,516)	$(88,394)

Other comprehensive income (loss)				8,924		8,924

Issuance of common shares	3,660,001	366	1,097,634			1,098,000

Conversion of debt to common stock	13,080,292	1,308	498,692			500,000

Net income (loss)					(1,063,728)	(1,063,728)

Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$15,656	$(1,892,244)	$454,802

TRIPBORN, INC.

Consolidated Statements of Cash Flows

Years Ended March 31,

	2018	2017
Cash flows from operating activities
Net income (loss)	$(1,063,728)	$(682,924)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	383,513	226,526
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	116,462	(171,710)
Other current assets	(61,359)	(221,222)
Deferred tax asset	(121,767)	(192,651)
Increase (decrease) in:
Accounts payable and accrued expenses	214,453	120,004
Other current liabilities	60,098	424,561
Net cash provided by (used in) operating activities	(472,328)	(497,416)

Cash flows from investing activities
Purchase of property and equipment	(2,563)	(12,130)
Increase in intangible assets	0	(703,421)
Net cash used in investing activities	(2,563)	(715,551)

Cash flows from financing activities
Increase in common stock	1,674	217
Increase in additional paid-in capital	1,096,326	649,784
Decrease in loan from shareholder	—	(23,958)
Increase in convertible notes		854,638
Net cash provided by financing activities	1,098,000	1,480,681

Effect of exchange rates changes on cash	8,924	(2,978)

Net change in cash	632,034	264,736

Cash
Beginning of the year	516,707	251,971
End of the year	$1,148,739	$516,707

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Conversion of debt to 13,0890,292 shares of common stock	$500,000

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.
Notes to Audited Consolidated Financial Statements
March 31, 2018 and 2017

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

Sunalpha has eleven and nine accounts denominated in Indian Rupees at March 31, 2018 and 2017, respectively. As of March 31, 2018 and 2017, the cash balance in financial institutions in India was USD $478,254 and $116,806, respectively. The transactions are undertaken in Indian Rupees and results in foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. TripBorn, Inc. was incorporated in the State of Delaware and is subject to Federal income tax in the United States of America. Sunalpha was incorporated under the laws of the Republic of India and has no operating profit for current tax liabilities. The Indian corporate income tax rate is 30% for domestic companies.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”, which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes have been incurred during the years ended March 31, 2018 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. The Tax Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Transition Tax”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. Since the Company’s foreign subsidiary has historically realized net losses, we believe that the Company is not subject to the Transition Tax.

The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits.

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

The value of INR against US$ and other currencies may fluctuate and is affected by, among other things, changes in India’s political and economic conditions. Any significant revaluation of INR may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	March 31, 2018	March 31, 2017
Period-end spot rate	US$1=INR 68.2967	US$1=INR 64.8120
Average rate	US$1=INR 66.6880	US$1=INR 65.5282

3.	Change in Control Transaction

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

Property and Equipment consists of the following as of March 31, 2018 and 2017. The property and equipment listed below are recorded in the books of Sunalpha.

	March 31, 2018	March 31, 2017
Computer	$13,443	$20,782
Furniture and Fixture	5,468	4,138
Office Equipment	6,537	5,768
Software License	768	244
Total	26,216	30,933
Accumulated depreciation	(14,057)	(17,697)
Fixed assets, net	$12,159	$13,236

Depreciation expense for the year ended March 31, 2018 and 2017 is $3,640, and $9,100 respectively.

7.	Intangible Assets

Intangible assets consist of the following as of March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
API Access	$133,763	$129,876
Software	1,651,000	1,651,000
Total	1,784,763	1,780,876
Accumulated amortization	(595,264)	(217,654)
Intangible assets, net	$1,189,499	$1,563,222

Amortization expense for the years ended March 31, 2018 and March 31, 2017 was $379,873 and $217,425, respectively.

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

The Company through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from the travel service providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference of the amount paid while acquiring services and collected while selling the services are remitted to taxing authorities ("tax recovery charge"). As of the March 31, 2018, the Company has a balance with the tax authority to offset future service tax dues.

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

Deposits of the Company’s President and Managing Director with IndusInd Bank Ltd. serve as collateral for a guarantee in the amount of $50,000 in favor of the International Air Transport Association (“IATA”) on behalf of Sunalpha. IndusInd Bank Ltd. will pay the guaranteed amount for claims through September 30, 2018.

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

During fiscal 2018 the Company issued and sold 3,660,000 shares of the Company’s common stock, par value $0.0001 pursuant to a private placement.  The purchase price per share was $0.30 resulting in aggregate proceeds of $1,098,000 to the Company.

12.	Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets (liabilities) at March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017
Property and equipment	$18,761	$26,611
Carried forward loss	329,337	199,720
Total deferred income taxes	$348,098	$226,331

Income tax expense (benefit) was computed as follows:

Federal income tax	$-	$-
State income tax	-	-
Foreign jurisdiction income tax	-	-
Total income taxes, current provision	-	-
Deferred income tax expenses/(benefit)	(129,617)	(167,032)
Total income taxes expense/(benefit)	$(129,617)	$(167,032)

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. The Tax Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Transition Tax”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Charge will be paid over an eight-year period, starting in 2018, and will not accrue interest. The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment, however in response to the complexities and ambiguity surrounding the Tax Act, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC has provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allows companies to recognize provisional amounts when reasonable estimates can be made for the impacts resulting from the Tax Act. TripBorn will finalize accounting for the Tax Act during the one-year measurement period.

While our accounting for the Tax Act is not complete, we do not believe we are subject to the Transition Tax. The Transition Tax is a tax on previously untaxed accumulated earnings and profits (“E&P”) of our foreign subsidiary and our foreign subsidiary has historically generated operating losses. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, if any.

The Tax Act has significant complexity and our final tax liability may be materially altered due to additional guidance and regulations that may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and state and local tax authorities, and for TripBorn’s finalization of the relevant calculations required by the new tax legislation.

TripBorn continues to analyze the provisions of the Tax Act which are effective after December 30, 2017, including but not limited to certain global intangible low-tax income (“GILTI”) from foreign operations.

Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided under SAB 118.

13.	Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018 using a prospective application. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018, which did not have a material impact on the consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time. The Company will adopt this pronouncement for the year ended March 31, 2019 and all interim periods within.

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet with a corresponding liability and disclosing key information about leasing arrangements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU should be adopted on a modified retrospective basis. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this guidance will increase cash and cash equivalents by the amount of the restricted cash on the Company's consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements and related disclosures.

14.	Net Income (Loss) Per Share

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Years ended March 31,
	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(1,063,728)	$(682,924)
Weighted average common shares outstanding	91,287,934	77,286,488
Basic net income (loss) per share of common stock	$(0.01)	$(0.01)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(1,063,728)	$(682,924)
Weighted average common shares outstanding	91,287,934	77,286,488
Dilutive effects of convertible debt	-	-
Weighted average common shares, assuming dilutive effect of convertible debt	91,287,934	77,286,488
Diluted net income (loss) per share of common stock	$(0.01)	$(0.01)

Due to net loss, the shares of common stock underlying the convertible notes described in Notes 9 and 10 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

15.	Commitments

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (API) agreement, dated October 5, 2015, the Company is required to pay a minimum annual maintenance fee of $7,500 to IRCTC. In the event the agreement is renewed, the amount based on the number of active railway agents that use the Company rail booking services on the Company’s platform will be payable annually. On September 30, 2017, the Company renewed its agreement with the IRCTC and paid an annual maintenance fee of $8,600 based on the number of active railway agents it has enrolled to book rail tickets.

Until December 8, 2015, the Company shared office space with Maxim Group LLC. The majority member of Maxim Group LLC is the sole stockholder of Maxim Kelyfos, LLC, which owned 93% of the Company’s common stock outstanding prior to the acquisition of Sunalpha by the Company.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by a director of the Company on a rent free basis. As of March 31, 2018 and 2017, the Company has not paid any rent. The Company is expected to pay market rate rent once the Company is profitable.

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

The Company has evaluated subsequent events through June 29, 2018, the date on which the financial statements were available to be issued.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of March 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules and regulations of the SEC that permit the Company to provide only its management’s report on internal control over financial reporting in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this annual report (our fourth fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1.	Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers as of March 31, 2018.

Name	Age	Position	Year First Elected Director
Deepak Sharma	42	President, Chief Executive Officer and Director	2015
Sachin Mandloi	40	Vice President and Director	2015
Richard J. Shaw	50	Chief Financial Officer and Treasurer	N/A

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

In compliance with Instruction 4 to Item 402(m) of regulation S-K, we have omitted the Summary Compensation, Outstanding Equity Awards at Fiscal Year-End and Director Compensation tables because we did not award or pay, and our named executive officer and directors did not otherwise earn, any compensation with respect to our last two fiscal years ended March 31, 2018 and March 31, 2017. Our named executive officer is Deepak Sharma. Mr. Sharma serves as our President, Chief Executive Officer, and as a director.  We do not have any other executive officers whose total compensation exceeds $100,000.  Mr. Sachin Mandloi, who serves as our Vice President, is also a director.

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

1.	Equity Compensation Plan

On April 15, 2016, we adopted the TripBorn, Inc. 2016 Stock Incentive Plan, which authorized the issuance of 7,680,000 shares of our common stock pursuant to stock options, restricted stock, restricted stock units or other awards authorized under the terms of the plan. No awards have been issued under the plan.

Director Compensation

Each of our directors is an employee of the Company, and therefore do not receive any additional compensation for services as a director.  The compensation that we pay to each of our directors is disclosed in the 2018 Summary Compensation Table.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table provides information as of June 12, 2018, concerning beneficial ownership of our common stock known to us to be held by (1) our named executive officers, (2) our directors, (3) our executive officers and directors as a group and (4) each person or entity we know to beneficially own more than five percent of our common stock. The percentages of shares owned shown in the table below are based on 95,711,874 shares of our common stock outstanding as of June 12, 2018.   According to SEC rules, a person is the “beneficial owner” of securities if he, she or it has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned

Named Executive Officers and Directors:

Deepak Sharma(1)(2) President, Chief Executive Officer and Director	35,714,285	37.3%

All directors and executive officers as a group (3 persons)	71,428,570	74.6%

5% Stockholder:

Arna Global LLC(3) 4390 US Route 1, Suite 221 Princeton, NJ 08540	35,714,285	37.3%

Sachin Mandloi(4)
Vice President and Director	35,714,285	37.3%

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

Equity Compensation Plan Information

The following table set forth certain information, as of March 31, 2018, with respect to  securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

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

In connection with the Software Agreement, Arna loaned us $956,000, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that we complete an “uplist transaction,” which is an underwritten public offering of our common stock in connection with a listing on a national securities exchange prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 21,194,381 shares of common stock, which we refer to as the note shares. If the uplist transaction does not occur prior to the maturity date, Arna will have the option to receive full payment of the outstanding principal balance or the note shares, each together with accrued unpaid interest paid in cash. Arna also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  At March 31, 2018 the total indebtedness under this agreement was $1,399,680 which is composed of the principal of $956,000 and accrued and unpaid interest of $443,680.  No interest has been paid on this obligation.

Mr. Sharma loaned us $156,407, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that we complete an “uplist transaction,” which is an underwritten public offering of our common stock in connection with a listing on a national securities exchange prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 3,432,234 shares of common stock, which we refer to as the note shares. If the uplist transaction does not occur prior to the maturity date, Mr. Sharma will have the option to receive full payment of the outstanding principal balance or the note shares, each together with accrued unpaid interest paid in cash. Mr. Sharma also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  At March 31, 2018 the total indebtedness under this agreement was $228,995 which is composed of the principal of $156,407 and accrued and unpaid interest of $72,558.  No interest has been paid on this obligation.

Mr. Mandloi loaned us $38,076, which is evidenced by a convertible promissory note, dated March 8, 2016, which bears interest at an annual rate of 10%. The principal amount together with accrued and unpaid interest thereon becomes due and payable on March 7, 2019. In the event that we complete an “uplist transaction,” which is an underwritten public offering of our common stock in connection with a listing on a national securities exchange, prior to the March 7, 2019 maturity date, the outstanding principal balance of the note will automatically convert into 835,552 shares of common stock, which we refer to as the note shares. If the uplist transaction does not occur prior to the maturity date, Mr. Mandloi will have the option to receive full payment of the outstanding principal balance or the note shares, each together with accrued unpaid interest paid in cash. Mr. Mandloi also will have the option to receive full payment of the outstanding principal or the note shares, each together with accrued unpaid interest paid in cash, in connection with a “sale of the company” as such term is defined in the convertible promissory note.  At March 31, 2018 the total indebtedness under this agreement was $55,747 which is composed of the principal of $17,671 and accrued and unpaid interest of $3,860.  No interest has been paid on this obligation.

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

Mr. Sharma’s deposits with IndusInd Bank Ltd. serve as collateral for a guarantee in the amount of $50,000 in favor of the International Air Transport Association on behalf of our operating subsidiary, Sunalpha. IndusInd Bank Ltd. will pay the guaranteed amount for claims through September 30, 2018.

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

On September 23, 2016, we entered into a software development agreement with Takniki Communications to further develop and enhance our online transaction platform, Travelcord. Pursuant to this software development agreement, we agreed to pay a fee of $695,000 upon delivery of enhanced software, which occurred on December 31, 2016. The Company paid for the software development by issuing a convertible promissory note in the principal amount of $695,000 to Takniki Communications with a maturity date of December 31, 2019 and bearing interest at a rate of 10%. The principal amount of this note is convertible into 10,303,070 shares of our common stock at the noteholder’s option at maturity.  At March 31, 2018 the total indebtedness under this agreement was $1,017,550 which is composed of the principal of $695,000 and accrued and unpaid interest of $322,550.  No interest has been paid on this obligation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services provided by RAM Associates CPAs, P.C., our independent registered public accounting firm, during the fiscal year ended March 31, 2018, which we refer to as fiscal year 2018 and the fiscal year ended March 31, 2017, which we refer to as fiscal year 2017.

	Fiscal Year 2018	Fiscal Year 2017
Audit Fees	$19,500	$17,650
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees		—
Total	$19,500	$17,650

Audit fees during fiscal year 2018 and fiscal year 2017 were for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

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

TRIPBORN, INC.

Date: June 29, 2018	By:	/ S / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 29, 2018.

Signature	Title
/s/ Deepak Sharma	Chief Executive Officer, President, and Director
Deepak Sharma	(Principal Executive Officer)

/s/ Richard J. Shaw	Chief Financial Officer
Richard J. Shaw	(Principal Financial and Accounting Officer)

/s/ Sachin Mandloi	Vice President and Director
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

Index to Exhibits

Exhibit No.	Exhibit Description
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

10.7*	TripBorn, Inc. 2016 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

10.8*
Form of Nonqualified Stock Option Award Notice under the TripBorn, Inc. 2016 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-210821) filed on April 18, 2016.

10.9*
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

10.13
Form of Letter Agreement, dated July 14, 2017, Amending the Note Purchase Agreement, dated February 2, 2016, by and between the Company and the Investors party thereto, , incorporated herein by reference from Exhibit 10.1 to the Company’s  quarterly report on Form 10-Q filed on August 14, 2017.

21	List of Subsidiaries, as filed with out Registration on Form S-1 (File No. 333-220381) on September 7, 2017.

31.1	Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

101.DEF	XBRL Taxonomy Extension Schema Linkbase

* Indicates a management contract or compensatory plan, contract, or arrangement