Form 10-Q
period 2018-06-30
TripBorn, Inc.
filed 2018-08-13
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, there were outstanding 95,711,874 shares of common stock, par value $0.0001 per share.

1

TripBorn, Inc.

Form 10-Q

For the First Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter Ended June 30,
	2018	2017
Net revenue	$101,783	$108,542

Cost of revenue	2,637	19,886

Gross profit	99,146	88,656

Operating expenses
Selling, general, and administrative expenses	240,702	176,177
Legal and consulting expenses	48,913	47,623

Income (loss) from operations	(190,469)	(135,144)

Other income (expense)
Depreciation and amortization	(83,566)	(118,904)
Interest income	82
Interest expense	(47,325)	(60,494)
Total other income (expense)	(130,809)	(179,398)

Income (loss) before income tax expense	(321,278)	(314,542)
Income tax benefit (expense)	67,468	92,000

Net income (loss)	(253,810)	$(222,542)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	91,287,934	80,660,849
Diluted weighted average number of shares	91,287,934	80,660,849

See accompanying notes to consolidated financial statements.

3

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	First Quarter Ended
	June 30,
	2018	2017
Net income (loss)	$253,810	$(222,542)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income/(loss)	3,660	(200)
Other comprehensive income (loss), net of tax	3,660	(200)
Comprehensive loss	$(250,150)	$(222,742)

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$824,290	$1,148,741
Accounts receivable	282,279	172,625
Other current assets	469,732	334,961
Total current assets	1,576,301	1,656,327

Property and equipment, net	11,539	12,159
Intangible assets, net	1,103,781	1,189,499
Deferred income taxes	371,797	348,098
TOTAL ASSETS	$3,063,418	$3,206,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$450,886	$390,201
Other current liabilities	567,212	520,412
Total current liabilities	1,018,098	910,613

Long term liabilities
Convertible notes	1,840,668	1,840,668
Total current and long term liabilities	2,858,766	2,751,281
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	0	0
Authorized shares: 10,000,000
Common stock $.0001 par value	9,572	9,572
Authorized shares: 200,000,000
Shares issued and outstanding: 80,794,914 and 78,971,581
Additional paid-in capital	2,321,818	2,321,818
Accumulated other comprehensive income (loss)	19,316	15,656
Retained earnings (deficit)	(2,146,054)	(1,892,244)
Total stockholders’ equity	204,652	454,802
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,063,418	$3,206,083

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$15,656	$(1,892,244)	$454,802

Issuance of common stock

Other comprehensive income (loss)				3,660		3,660

Net income (loss)					(253,810)	(253,810)

Balance at June 30, 2018	95,711,844	$9,572	$2,321,818	$19,316	$(2,146,054)	$204,652

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended June 30
	2018	2017
Cash flows from operating activities
Net income (loss)	$(253,810)	$(222,542)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	83,566	118,904
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(109,652)	38,824
Other current assets	(134,773)	(12,813)
Deferred tax asset	(23,699)	(92,478)
Increase (decrease) in:
Accounts payable and accrued expenses	66,477	(53,185)
Other current liabilities	46,800	142,366
Net cash provided by (used in) operating activities	(325,091)	(80,924)

Cash flows from investing activities
Purchase of property and equipment	(3,020)	368
Increase in intangible assets	0	569
Net cash used in investing activities	(3,020)	937

Cash flows from financing activities
Increase in common stock	—	182
Increase in additional paid-in capital	—	546,818
Net cash provided by financing activities	—	547,000

Effect of exchange rates changes on cash	3,660	(200)

Net change in cash	(324,451)	466,813

Cash
Beginning of the year	1,148,741	516,707
End of the year	$824,290	$983,520

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

June 30, 2018

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

Revenue Recognition

In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is to recognize revenue to depict the transfer of goods or services to customers at an amount to which the company expects to be entitled in exchange for those goods or services. The new guidance requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation. Revenues are recognized when control of the promised services are transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have any material impact on the Company’s consolidated condensed financial statements.

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

Sunalpha has twelve accounts denominated in Indian Rupees. As of June 30, 2018 and 2017, the cash balance in financial institutions in India was USD $360,210 and $229,520, respectively. The transactions are undertaken in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes have been incurred during the quarters ended June 30, 2018 and 2017.

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

The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. We are still evaluating the impacts of the GILTI tax.

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

	June 30, 2018	June 30, 2017
Period-end spot rate	US$1=INR 68.7100	US$1=INR 64.6112
Average rate	US$1=INR 66.9200	US$1=INR 64.7509

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

6.           Property and Equipment

Property and Equipment consists of the following as of June 30 and March 31, 2018. The property and equipment listed below are recorded in the books of Sunalpha.

	June 30, 2018	March 31, 2018
Computer	$13,443	$13,443
Furniture and Fixture	5,864	5,468
Office Equipment	6,537	6,537
Software License	768	768
Total	26,612	26,216
Accumulated depreciation	(15,073)	(14,057)
Fixed assets, net	$11,539	$12,159

Depreciation expense for the quarters ended June 30, 2018 and 2017 is $1,016 and $1,604, respectively.

7.           Intangible Assets

Intangible assets consist of the following as of June 30 and March 31, 2018:

	June 30, 2018	March 31, 2018
API Access	$133,763	$133,763
Software	1,651,000	1,651,000
Total	1,784,763	1,784,763
Accumulated amortization	(680,982)	(595,264)
Intangible assets, net	$1,103,781	$1,189,499

Amortization expense for the quarters ended June 30, 2018 and 2017 was $82,550 and $117,300, respectively.

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

8.           Tax Recovery Charges

The Company, through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from the travel service providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference of the amount paid while acquiring services and the amount collected while selling the services is remitted to taxing authorities ("tax recovery charge"). As of June 30, 2018, the Company has a balance with the tax authority to offset future service tax dues.

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

11.           Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at June 30, 2018 and March 31, 2018 were $371,797 and $348,098, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. The Tax Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Transition Tax”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Charge will be paid over an eight-year period, starting in 2018, and will not accrue interest. The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment, however in response to the complexities and ambiguity surrounding the Tax Act, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC has provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allows companies to recognize provisional amounts when reasonable estimates can be made for the impacts resulting from the Tax Act. TripBorn will finalize accounting for the Tax Act during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate period, and disclosed if material, in accordance with guidance provided by SAB 118.

While our accounting for the Tax Act is not complete, we do not believe we are subject to the Transition Tax. The Transition Tax is a tax on previously untaxed accumulated earnings and profits (“E&P”) of our foreign subsidiaries and our foreign subsidiary has historically generated operating losses. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, if any.

The Tax Act has significant complexity and our final tax liability may materially differ from provisional estimates due to additional guidance and regulations that may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and state and local tax authorities, and for TripBorn’s finalization of the relevant calculations required by the new tax legislation.

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

12.           New Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

As disclosed in Revenue Recognition above, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) effective April 1, 2018 using the retrospective transition method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from US GAAP. The core principle of the new accounting standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on the Company’s financial position, results of operations and cash flows or related disclosures. As such, prior period financial statements were not recast.

New Accounting Pronouncements Not Yet Adopted

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim reporting periods within fiscal years beginning after December 15, 2019. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

13.           Net Income (Loss) Per Share

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	First Quarter Ended June 30,
	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(253,810)	$(222,542)
Weighted average common shares outstanding	91,287,934	80,660,849
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(253,810)	$(222,542)
Weighted average common shares outstanding	91,287,934	80,660,849
Dilutive effects of convertible debt	-	-
Weighted average common shares, assuming dilutive effect of convertible debt	91,287,934	80,660,849
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)

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

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by a director of the Company on a rent free basis. As of June 30, 2018 and 2017, the Company has not paid any rent. The Company is expected to pay market rate rent once the Company is profitable.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on June 28, 2018.

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

Prior to acquiring Sunalpha in December 2015, we operated as a shell company with nominal or no assets or operations. We were known as PinstripesNYC, Inc. until January 2016. We filed reports as PinstripesNYC, Inc. with the SEC under the Exchange Act from August 2010 until we terminated our registration under the Exchange Act in May 2013. Our fiscal year ends on March 31. We refer to the fiscal year ended March 31, 2019 as fiscal 2019 and the fiscal year ended March 31, 2018 as fiscal 2018.

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

Historical Operations and Outlook

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing approximately 6,000 transactions per day in June 2018. In our fiscal year ended March 31, 2018 we processed 1,035,206 transactions and 16.9 million searches have been performed on our platform compared to 373,651 and 7.6 million as of March 31, 2017. During fiscal 2018, we experienced increased traffic on our website due to our efforts in marketing and branding. Our agent customers log in nearly 2,701 times per day, up from 1,300 at March 31, 2017. We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

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

RESULTS OF OPERATIONS

During the first quarter of fiscal year 2019, we continued to add new markets and add an increasing number of sales agents that offer our services. These changes drove an increase in our net revenues. Our costs of revenue and operating expenses increased as we expanded our market reach and drove the increase in net loss from operations.

	First Quarter Ended June 30,
	2018	2017
Net revenue	$101,783	$108,542

Cost of revenue	2,637	19,886

Gross profit	99,146	88,656

Operating expenses
Selling, general, and administrative expenses	240,702	176,177
Legal and consulting expenses	48,913	47,623

Income (loss) from operations	(190,469)	(135,144)

Other income (expense)
Depreciation and amortization	(83,566)	(118,904)
Interest income	82
Interest expense	(47,325)	(60,494)
Total other income (expense)	(130,809)	(179,398)

Income (loss) before income tax expense	$(321,278)	$(314,542)
Income tax benefit	67,468	92,000

Net income (loss)	(253,810)	$(222,542)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	91,287,934	80,660,849
Diluted weighted average number of shares	91,287,934	80,660,849

Revenue

Net revenues for the first quarter ended June 30, 2018 were $101,783 compared to $108,542 for the first quarter ended June 30, 2017. Revenue for the quarter ended June 30, 2018 consisted of $8,224 from air ticketing compared to $21,900 in the prior year quarter, $0 from bus ticketing compared to $0 in the prior year quarter, $4,297 from rail ticketing compared to $8,896 in the prior year quarter, $0 from hotel booking compared to $819 in the prior year quarter, $2,728 from vacation packages compared to $18,873 in the prior year quarter, $6,143 from payment services compared to $6,638 in the prior year quarter, and $80,391 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $51,416 in the prior year. Revenue declined by $6,759 in the current year quarter compared to the prior year quarter. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transaction that were processed. This increase was offset by declines in air and rail ticketing, hotel booking, vacation packages, and payment services which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the first quarter ended June 30, 2019 was $2,637 compared to $19,886 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. The decrease in cost of revenue from the first quarter ended June 30, 2018 compared to the prior year quarter was primarily driven by the increase in incentives from our aggregators and suppliers as no costs are associated with these incentives. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the first quarter ended June 30, 2018 was $99,146 compared to $88,656 for the prior year quarter. The $10,490 increase is driven primarily by a decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the first quarter ended June 30, 2018 were $289,615 compared to $223,800 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $48,913 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, even with $47,623 in the prior year quarter.

We expect our sales and marketing expenses to increase as we continue to grow the business and hire experienced personnel to support our growing business and operations. Our general and administrative expenses are expected to continue to increase as we incur expenses associated with being an Exchange Act reporting company and developing an active trading market for our stock on the OTCQB Market.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had $824,290 in cash and cash equivalents, compared to $1,148,741 as of March 31, 2018. The $324,451 decrease in cash was driven by our operating loss and a use of working capital. As of June 30, 2018, we had stockholders’ equity of $204,652 compared to stockholder’s equity of $454,802 at March 31, 2018, which resulted an increase in operating losses during the quarter ended June 30, 2018.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes. Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Three Months Ended
	June 30,	June 30,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(325,091)	$(80,924)
Investing Activities	(3,020)	937
Financing Activities	0	547,000

Operating Activities: Net cash used by operations was $325,091 during the three months ended June 30, 2018 compared to a cash use from operating activities of $80,924 during the same period in fiscal 2018.

The year-over-year increase in cash used by operations is primarily the result of an increase in operating losses plus negative changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the three months ended June 30, 2018, there was a cash use of $3,020 from investing activities compared to a cash provision of $937 in the same period in fiscal 2018. These cash uses represent net changes in property, plant, and equipment and intangible assets.

Financing Activities: During the three months ended June 30, 2018, there was zero cash provided or used by financing activities compared to a 547,000 cash provision in the same period in fiscal 2018. Cash generated during the three months ended June 30, 2018 resulted from the sale of common stock pursuant to a private placement.

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

Quarter Ended June 30,
2018	2017

Gross Bookings[1]	$13,720,529	$8,903,079

Revenue Margin[2]	0.7%	1.2%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Revenue margin is defined as revenue as a percentage of gross bookings

The increase in gross bookings is driven primarily by increases in incentives, fees, penalty income, and surcharges paid by our travel agent customers. Revenue margin declined quarter over quarter due to price pressure on air ticketing and low margin rail ticketing outpacing higher margin vacation and hotel package offerings.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Act of 1934, as amended, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of TripBorn’s disclosure controls and procedures as of June 30, 2018, have concluded that TripBorn’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in TripBorn’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, TripBorn’s internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on June 28, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018	TripBorn, Inc.

	By:	/s/ RICHARD J. SHAW
Richard J. Shaw
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number		Description
31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.INS	XBRL Instance Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	.SCH	XBRL Taxonomy Extension Schema Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*       Indicates a management contract or compensatory plan, contract or arrangement.

