Form 10-Q
period 2018-09-30
TripBorn, Inc.
filed 2018-11-14
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 13, 2018, there were outstanding 95,711,874 shares of common stock, par value $0.0001 per share.

1

TripBorn, Inc.

Form 10-Q

For the Second Quarter and Six Months Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$90,974	$70,090	$192,757	$178,632

Cost of revenue	260	6,987	2,897	26,873

Gross profit	90,714	63,103	189,860	151,759

Operating expenses
Selling, general, and administrative expenses	235,327	143,488	476,029	319,665
Legal and consulting expenses	33,790	50,024	82,703	97,647

Income (loss) from operations	(178,403)	(130,409)	(368,872)	(265,553)

Other income (expense)
Depreciation and amortization	(84,185)	(80,643)	(167,751)	(199,547)
Interest income	62	164	144	164
Interest expense	(47,709)	(9,095)	(95,034)	(69,589)
Total other income (expense)	(131,832)	(89,574)	(262,641)	(268,972)

Income (loss) before income tax expense	(310,235)	(219,983)	(631,513)	(534,525)
Income tax benefit (expense)	65,149	78,529	132,617	170,529

Net income (loss)	$(245,086)	$(141,454)	$(498,896)	$(363,996)

Basic income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares	91,287,934	86,888,168	91,287,934	86,888,168
Diluted weighted average number of shares	91,287,934	86,888,168	91,287,934	86,888,168

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(245,086)	$(141,454)	$(498,896)	$(363,996)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income / (loss)	4,136	227	7,796	27
Other comprehensive income (loss), net of tax	4,136	227	7,796	27
Comprehensive loss	$(240,950)	$(141,227)	$(491,100)	$(363,969)

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$891,370	$1,148,741
Accounts receivable	304,758	172,625
Other current assets	168,299	334,961
Total current assets	1,364,427	1,656,327

Property and equipment, net	10,523	12,159
Intangible assets, net	1,018,063	1,189,499
Deferred income taxes	438,533	348,098
TOTAL ASSETS	$2,831,546	$3,206,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$482,721	$390,201
Other current liabilities	544,455	520,412
Total current liabilities	1,027,176	910,613

Long term liabilities
Convertible notes	1,840,668	1,840,668
Total current and long term liabilities	2,867,844	2,751,281
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	--	--
Authorized shares: 10,000,000
Common stock $.0001 par value	9,572	9,572
Authorized shares: 200,000,000
Shares issued and outstanding: 80,794,914 and 78,971,581
Additional paid-in capital	2,321,818	2,321,818
Accumulated other comprehensive income (loss)	23,452	15,656
Retained earnings (deficit)	(2,391,140)	(1,892,244)
Total stockholders’ equity	(36,298)	454,802
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,831,546	$3,206,083

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$15,656	$(1,892,244)	$454,802

Issuance of common stock

Other comprehensive income (loss)				7,796		7,796

Net income (loss)					(498,896)	(498,896)

Balance at September 30, 2018	95,711,844	9,572	2,321,818	23,452	(2,391,140)	(36,298)

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30
	2018	2017
Cash flows from operating activities
Net income (loss)	$(498,896)	$(222,542)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	167,751	118,904
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(132,131)	38,824
Other current assets	166,660	(12,813)
Deferred tax asset	(90,435)	(92,478)
Increase (decrease) in:
Accounts payable and accrued expenses	92,520	(53,185)
Other current liabilities	27,728	142,366
Net cash provided by (used in) operating activities	(266,803)	(80,924)

Cash flows from investing activities
Purchase of property and equipment	1,636	368
Increase in intangible assets	0	569
Net cash used in investing activities	1,636	937

Cash flows from financing activities
Increase in common stock		182
Increase in additional paid-in capital		546,818
Net cash provided by financing activities		547,000

Effect of exchange rates changes on cash	7,796	(200)

Net change in cash	(257,371)	466,813

Cash
Beginning of the year	1,148,741	516,707
End of the year	$891,370	$983,520

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements

September 30, 2018

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

Sunalpha has fourteen accounts denominated in Indian Rupees. As of September 30, 2018 and 2017, the cash balance in financial institutions in India was USD $466,744 and $168,901, respectively. The transactions are undertaken in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes have been incurred during the quarters ended September 30, 2018 and 2017.

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

	September 30, 2018	March 31, 2018	September 30, 2017
Period-end spot rate	US$1=INR 73.3652	US$1=INR 65.0792	US$1=INR 65.2850
Average rate	US$1=INR 71.0376	US$1=INR 66.6880	US$1=INR 65.0729

Fair Value of Financial Instruments

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets and liabilities.

•	Level 2 - Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, other current assets, and other current liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2018 and March 31, 2018 based upon the short-term nature of these assets and liabilities.

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

Property and Equipment consists of the following as of September 30 and March 31, 2018. The property and equipment listed below are recorded in the books of Sunalpha.

	September 30, 2018	March 31, 2018
Computer	$13,443	$13,443
Furniture and Fixture	5,864	5,468
Office Equipment	6,537	6,537
Software License	768	768
Total	26,612	26,216
Accumulated depreciation	(16,523)	(14,057)
Fixed assets, net	$10,523	$12,159

Depreciation expense for the quarters ended September 30, 2018 and 2017 is $1,636 and ($1,901), respectively.

7.	Intangible Assets

Intangible assets consist of the following as of June 30 and March 31, 2018:

	September 30, 2018	March 31, 2018
API Access	$133,763	$133,763
Software	1,651,000	1,651,000
Total	1,784,763	1,784,763
Accumulated amortization	(766,700)	(595,264)
Intangible assets, net	$1,018,063	$1,189,499

Amortization expense for the quarters ended June 30, 2018 and 2017 was $82,550 and $82,550, respectively.

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

The Company, through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from the travel service providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference of the amount paid while acquiring services and the amount collected while selling the services is remitted to taxing authorities ("tax recovery charge"). As of September 30, 2018, the Company has a balance with the tax authority to offset future service tax dues.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at September 30, 2018 and March 31, 2018 were $373,384 and $348,098, respectively.

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

11.	New Accounting Pronouncements

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

12.	Net Income (Loss) Per Share

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(245,086)	$(141,454)	$(498,896)	$(363,996)
Weighted average common shares outstanding	91,287,934	86,888,168	91,287,934	86,888,168
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(245,086)	$(141,454)	$(498,896)	$(363,996)
Weighted average common shares outstanding	91,287,934	86,888,168	91,287,934	86,888,168
Dilutive effects of convertible debt	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares, assuming dilutive effect of convertible debt	91,287,934	86,888,168	91,287,934	86,888,168
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Due to net loss, the shares of common stock underlying the convertible notes described in Notes 9 and 10 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

13.	Commitments

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (API) agreement, dated October 5, 2015, the Company is required to pay a minimum annual maintenance fee of $7,500 to IRCTC. In the event the agreement is renewed, the amount based on the number of active railway agents that use the Company rail booking services on the Company’s platform will be payable annually. On September 30, 2018, the Company renewed its agreement with the IRCTC and paid an annual maintenance fee of $8,600 based on the number of active railway agents it has enrolled to book rail tickets.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by a director of the Company on a rent free basis. As of September 30, 2018 and 2017, the Company has not paid any rent. The Company is expected to pay market rate rent once the Company is profitable.

The Company has leased office space in Ahmedabad, India effective from March 1, 2016 for a term of five years. The operations of the Company are being undertaken from the new premises. The Company will pay approximately $1,260 per month pursuant to the lease agreement.

The Company entered into a consulting agreement effective May 24, 2016 with LogiCore Strategies, LLC (“LogiCore”), pursuant to which Richard J. Shaw serves as the Company’s Chief Financial Officer. The Company compensates LogiCore for Mr. Shaw’s time at an annual rate of $60,000. Effective November 12, 2018 Mr. Shaw’s resigned as Chief Financial Officer of the Company but will continue to provide services to the Company as a consultant.

The Company has leased 3,400 square feet of office space in Bangalore, India effective from October 9, 2017 for an initial term of three years and an option to renew the lease for an additional three years. The Bangalore operations of the Company are being undertaken from these premises. The Company will pay approximately $2,918 per month pursuant to the lease agreement.

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

Overview

We are an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agent customers can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services, and e-commerce money transfer products. We serve over 7,613 agents across Indian states.

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

Historical Operations and Outlook

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing approximately 9,000+ transactions per day in September 2018. In our fiscal year ended March 31, 2018 we processed 1,035,206 transactions and 16.9 million searches have been performed on our platform compared to 373,651 and 7.6 million as of March 31, 2017. During fiscal 2018, we experienced increased traffic on our website due to our efforts in marketing and branding. Our agent customers conducted more than 301,983 sessions with an average session time of more than 21 minutes. We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

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

The Supreme Court has declared the India’s flagship Aadhaar Act, 2016 scheme as constitutionally is valid but struck down some of its provisions including its linking with bank accounts, mobile phones and other commercial use. The Supreme Court had in a landmark verdict in September restricted the use of Aadhaar authentication by private entities in the absence of a legal provision and has ensured stronger safeguards which will accelerate India’s digital journey. Certain technology solutions that is built around Aadhaar id now have to include additional documents for customer verification following the Supreme Court’s ruling on Aadhaar, which will force a jump in operational costs. This supreme court decision will have impact on number of transaction in the short term to mid term.

RESULTS OF OPERATIONS

During the second quarter of fiscal year 2019, we continued to add new markets and add an increasing number of sales agents that offer our services. These changes drove an increase in our net revenues. Our costs of revenue and operating expenses increased as we expanded our market reach and drove the increase in net loss from operations.

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$90,974	$70,090	$192,757	$178,632

Cost of revenue	260	6,987	2,897	26,873

Gross profit	90,714	63,101	189,860	151,759

Operating expenses
Selling, general, and administrative expenses	235,327	143,488	476,029	319,665
Legal and consulting expenses	33,790	50,024	82,703	97,647

Income (loss) from operations	(178,403)	(130,409)	(368,872)	(265,553)

Other income (expense)
Depreciation and amortization	(84,185)	(80,643)	(167,751)	(199,547)
Interest income	62	164	144	164
Interest expense	(47,709)	(9,095)	(95,034)	(69,589)
Total other income (expense)	(131,832)	(89,574)	(262,641)	(268,972)

Income (loss) before income tax expense	(310,235)	(219,983)	(631,513)	(534,525)
Income tax benefit (expense)	65,149	78,529	132,617	170,529

Net income (loss)	$(245,086)	$(141,454)	$(498,896)	$(363,996)

SECOND QUARTER ENDED SEPTEMBER 30, 2018 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 30, 2017

Revenue

Net revenues for the quarter ended September 30, 2018 were $90,974 compared to $70,090 for the quarter ended September 30, 2017. Revenue for the quarter ended September 30, 2018 consisted of $11,255 from air ticketing compared to $18,070 in the prior year quarter, $4,814 from rail ticketing compared to $4,467 in the prior year quarter, $282 from vacation packages compared to $7,121 in the prior year quarter, $6,392 from payment services compared to $5,962 in the prior year quarter, and $68,232 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $34,470 in the prior year. Revenue increased by $20,884 in the current year quarter compared to the prior year quarter. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transactions that were processed. This increase was offset by declines in air vacation packages which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the second quarter ended September 30, 2018 was $260 compared to $6,987 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. The decrease in cost of revenue from the second quarter ended September 30, 2018 compared to the prior year quarter was primarily driven by the increase in incentives from our aggregators and suppliers as no costs are associated with these incentives. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the quarter ended September 30, 2018 was $90,714 compared to $63,101 for the quarter ended September 30, 2017. The $27,613 increase is driven primarily by an increase in revenue and decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the quarter ended September 30, 2018 were $269,117 compared to $193,512 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $33,790 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $50,024 in the prior year quarter.

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

SIX MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2017

Revenue

Net revenues for the six months ended September 30, 2018 were $192,757 compared to $178,632 for the six months ended September 30, 2017. Revenue for the six months ended September 30, 2018 consisted of $19,479 from air ticketing compared to $39,970 in the six months ended September 30, 2017, $9,111 from rail ticketing compared to $13,363 in the six months ended September 30, 2017, $0 from hotel booking compared to $819 in six months ended September 30, 2017, $3,010 from vacation packages compared to $25,994 in the six months ended September 30, 2017, $12,535 from payment services compared to $12,600 in the six months ended September 30, 2017, and $148,622 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $85,724 in the six months ended September 30, 2017. Revenue increased by $14,033 in the six months ended September 30, 2018 compared to the six months ended September 30, 2017. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transaction that were processed. This increase was offset by declines in air and rail ticketing, hotel booking, and vacation packages which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the six months ended September 30, 2018 was $2,897 compared to $26,873 for the six months ended September 30, 2017. The cost of revenue represents fees charged by our suppliers. The decrease in cost of revenue from the six months ended September 30, 2018 compared to the six months ended September 30, 2017 was primarily driven by the increase in incentives from our aggregators and suppliers as no costs are associated with these incentives. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the six months ended September 30, 2018 was $189,860 compared to $151,759 for the six months ended September 30, 2017. The $38,101 increase is driven primarily by an increase in revenue and a decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the six months ended September 30, 2018 were $558,732 compared to $417,312 for the six months ended September 30, 2017. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $82,703 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $97,647 in the prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had $891,370 in cash and cash equivalents, compared to $1,148,741 as of March 31, 2018. The $257,371 decrease in cash was driven by our operating loss and a use of working capital. As of September 30, 2018, we had a stockholders’ equity deficit of $36,298 compared to stockholder’s equity of $454,802 at March 31, 2018, which resulted from an increase in operating losses during the six months ended September 30, 2018.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes. Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 30,	September 30,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(266,803)	$(201,857)
Investing Activities	1,636	7,688
Financing Activities	0	1,098,000

Operating Activities: Net cash used by operations was $266,803 during the six months ended September 30, 2018 compared to a cash use from operating activities of $201,857 during the same period in fiscal 2018.

The cash used by operations in each year is primarily the result of an increase in operating losses plus negative changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the six months ended September 30, 2018, there was a cash provision of $1,636 from investing activities compared to a cash provision of $7,688 in the same period in fiscal 2018. These cash uses represent net changes in property, plant, and equipment and intangible assets.

Financing Activities: During the six months ended September 30, 2018, there was zero cash provided or used by financing activities compared to a $1,098,000 cash provision in the same period in fiscal 2018. Cash generated during the six months ended September 30, 2018 resulted from the sale of common stock pursuant to a private placement.

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

	Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Gross Bookings[1]	26,692,459	$6,320,230	40,412,988	$15,223,309

Revenue Margin[2]	0.34%	1.1%	0.48%	1.2%

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Act of 1934, as amended, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of TripBorn’s disclosure controls and procedures as of September 30, 2018, have concluded that TripBorn’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in TripBorn’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TripBorn’s internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on June 28, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5. OTHER INFORMATION

 Effective November 12, 2018, Richard J. Shaw, Chief Financial Officer of the Company, resigned from his position as the Company’s Chief Financial Officer. Deepak Sharma, the Company’s President and Chief Executive Officer, assumed the additional role of Chief Financial Officer, and as such will become the Company’s principal financial and accounting officer, effective November 12, 2018. Mr. Sharma will not receive any additional compensation in connection with his additional role as Chief Financial Officer.  Mr. Shaw has agreed to provide consulting services to the Company for a quarterly fee equal to $2,500.

Mr. Sharma has served as the Company’s President, Chief Executive Officer and a director since December 2015. He served as our Chief Financial Officer from December 2015 to May 2016. Mr. Sharma’s biographical and other information required to be disclosed hereunder is included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission on June 29, 2018 and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018	TripBorn, Inc.

	By:	/s/ DEEPAK SHARMA
Deepak Sharma
President, Chief Executive Officer, Treasurer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer

Index to Exhibits

Exhibit Number		Description
31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.INS	XBRL Instance Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	.SCH	XBRL Taxonomy Extension Schema Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*       Indicates a management contract or compensatory plan, contract or arrangement.

