Form 10-Q
period 2018-12-31
TripBorn, Inc.
filed 2019-02-14
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 13, 2019, there were outstanding 96,404,720 shares of common stock, par value $0.0001 per share.

1

TripBorn, Inc.

Form 10-Q

For the Third Quarter and Nine Months Ended December 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net revenue	$135,039	$77,192	$327,796	$255,824

Cost of revenue	6,517	10,903	9,414	37,776

Gross profit	128,522	66,289	318,382	218,048

Operating expenses
Selling, general, and administrative expenses	356,681	193,460	832,710	513,125
Legal and consulting expenses	37,000	53,584	119,703	151,231

Income (loss) from operations	(265,159)	(180,755)	(634,031)	(446,308)

Other income (expense)
Depreciation and amortization	(84,185)	(83,469)	(251,936)	(283,016)
Interest income	65	157	209	321
Interest expense	(47,719)	(52,578)	(142,753)	(122,167)
Total other income (expense)	(131,839)	(135,890)	(394,480)	(404,862)

Income (loss) before income tax expense	(396,998)	(316,645)	(1,028,511)	(851,170)
Income tax benefit (expense)	83,370	69,926	215,987	240,455

Net income (loss)	$(313,628)	$(246,719)	$(812,524)	$(610,715)

Basic income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average number of shares	96,404,720	89,840,099	96,404,720	89,840,099
Diluted weighted average number of shares	96,404,720	89,840,099	96,404,720	89,840,099

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	$(313,628)	$(246,719)	$(812,524)	$(610,715)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income / (loss)	(3,745)	(1,578)	4,051	(1,551)
Other comprehensive income (loss), net of tax	(3,745)	(1,578)	4,051	(1,551)
Comprehensive loss	$(317,373)	$(248,297)	$(808,473)	$(612,266)

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$836,150	$1,148,741
Accounts receivable	323,852	172,625
Other current assets	215,684	334,961
Total current assets	1,375,686	1,656,327

Property and equipment, net	9,497	12,159
Intangible assets, net	932,259	1,189,499
Deferred income taxes	520,625	348,098
TOTAL ASSETS	$2,838,067	$3,206,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356,463	$390,201
Other current liabilities	844,607	--
Convertible notes	1,651,000	520,412
Total current liabilities	2,852,070	910,613

Long term liabilities
Convertible notes	189,668	1,840,668
Total current and long term liabilities	3,041,738	2,751,281
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	--	--
Authorized shares: 10,000,000
Common stock $.0001 par value	9,593	9,572
Authorized shares: 200,000,000
Shares issued and outstanding: 96,404,720 and 95,711,874
Additional paid-in capital	2,471,797	2,321,818
Accumulated other comprehensive income (loss)	19,707	15,656
Retained earnings (deficit)	(2,704,768)	(1,892,244)
Total stockholders’ equity	(203,671)	454,802
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,838,067	$3,206,083

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$15,656	$(1,892,244)	$454,802

Issuance of common stock	214,286	21	149,979			150,000

Other comprehensive income (loss)				4,051		4,051

Net income (loss)					(812,524)	(812,524)

Balance at December 31, 2018	95,926,160	9,593	2,471,797	19,707	(2,704,768)	(203,671)

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31
	2018		2017
Cash flows from operating activities
Net income (loss)		$(812,524)	$(610,715)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization		251,936	283,016
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		(151,226)	77,503
Other current assets		119,276	(179,597)
Deferred tax asset		(172,527)	(242,701)
Increase (decrease) in:
Accounts payable and accrued expenses		(33,738)	(98,619)
Other current liabilities		324,195	472,044
Net cash provided by (used in) operating activities		(474,608)	(299,069)

Cash flows from investing activities
Purchase of property and equipment		2,662	(5,725)
Increase in intangible assets		5,304	13,640
Net cash used in investing activities		7,966	7,915

Cash flows from financing activities
Increase in common stock		21	1,674
Increase in convertible notes
Increase in additional paid-in capital		149,979	1,096,326
Net cash provided by financing activities		150,000	1,098,000

Effect of exchange rates changes on cash		4,051	(1,551)

Net change in cash		(312,591)	805,295

Cash
Beginning of the year		1,148,741	516,707
End of the quarter		$836,150	$1,322,002

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest		$—	$—
Income taxes		$—	$—
Conversion of debt to 13,080,292 shares of common stock	$		$500,000

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2018

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

Operating Expenses

Operating expenses include costs such as advertising and business promotion costs, utilities, rent, payroll and consultant’s fees and charges, which are recognized on an accrual basis. Depreciation and amortization costs are amortized over the estimated useful lives of the assets.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances in both US and Indian financial institutions.  At December 31, 2018 and 2017, deposits at US financial institutions that exceeded the Federal Deposit Insurance Company (“FDIC”) $250,000 insured limits were $453,203 and $758,380, respectively. Bank of America’s credit rating is closely monitored by the Company and the Company does not believe it’s uninsured deposits at Bank of America constitutes any significant credit risk.

Sunalpha has fourteen accounts denominated in Indian Rupees. As of December 31, 2018 and 2017, the cash balance in financial institutions in India was USD $350,315 and $313,621, respectively. The transactions are undertaken in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

The Company maintains its cash in bank deposit accounts, some of which are not insured. The Company has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk related to its cash holdings.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes have been incurred during the quarters ended December 31, 2018 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. The Tax Act made broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Transition Tax”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. Since the Company’s foreign subsidiary has historically realized net losses, we believe that the Company is not subject to the Transition Tax.

The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. Based upon our continued history of operating losses by our off-shore operating subsidiary, we conclude that GILTI is not applicable to us at this time.

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

	December 31, 2018	March 31, 2018	December 31, 2017
Period-end spot rate	US$1=INR 69.5700	US$1=INR 65.0792	US$1=INR 63.8800
Average rate	US$1=INR 71.4676	US$1=INR 66.6880	US$1=INR 64.7428

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, other current assets, and other current liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2018 and March 31, 2018 based upon the short-term nature of these assets and liabilities.

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

Property and Equipment consists of the following as of December 31 and March 31, 2018. The property and equipment listed below are recorded in the books of Sunalpha.

	December 31, 2018	March 31, 2018
Computer	$13,443	$13,443
Furniture and Fixture	5,864	5,468
Office Equipment	6,537	6,537
Software License	768	768
Total	26,612	26,216
Accumulated depreciation	(17,115)	(14,057)
Fixed assets, net	$9,497	$12,159

Depreciation expense for the quarters ended December 31, 2018 and 2017 is $1,636 and ($919), respectively.

7.	Intangible Assets

Intangible assets consist of the following as of December 31 and March 31, 2018:

	December 31, 2018	March 31, 2018
API Access	$133,763	$133,763
Software	1,651,000	1,651,000
Total	1,784,763	1,784,763
Accumulated amortization	(852,418)	(595,264)
Intangible assets, net	$932,259	$1,189,499

Amortization expense for the quarters ended December 31, 2018 and 2017 was $82,550 and $82,550, respectively.

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

The Company, through its internet-based platform, facilitates the purchase of travel products and services from third party travel service providers. The Company incurs service taxes at specified rates on the services it acquires from the travel service providers. The Company charges service taxes at specified rates on sales of travel and travel related products to clients. The net difference of the amount paid while acquiring services and the amount collected while selling the services is remitted to taxing authorities ("tax recovery charge"). As of December 31, 2018, the Company has a balance with the tax authority to offset future service tax dues.

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

iii.       Guarantee

Deposits of the Company’s President and Managing Director with IndusInd Bank Ltd. serve as collateral for a guarantee in the amount of $50,000 in favor of the International Air Transport Association (“IATA”) on behalf of Sunalpha. IndusInd Bank Ltd. will pay the guaranteed amount for claims through December 31, 2018.

10.	Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2018 and March 31, 2018 were $520,418 and $348,098, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. The Tax Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Transition Tax”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. Our off-shore operating subsidiary has a history of operating losses so we are not subject to a transition tax. The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. Since our off-shore operating subsidiary has a history of operating losses, we are not subject to GILTI at this time.

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

12.	Net Income (Loss) Per Share

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(313,628)	$(246,719)	$(812,524)	$(610,715)
Weighted average common shares outstanding	96,404,720	89,840,099	96,404,720	89,840,099
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(313,628)	$(246,719)	$(812,524)	$(610,715)
Weighted average common shares outstanding	96,404,720	89,840,099	96,404,720	89,840,099
Dilutive effects of convertible debt	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares, assuming dilutive effect of convertible debt	96,404,720	89,840,099	96,404,720	89,840,099
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Due to net loss, the shares of common stock underlying the convertible notes described in Note 9 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

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

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by a director of the Company on a rent free basis. As of December 31, 2018 and 2017, the Company has not paid any rent. The Company is expected to pay market rate rent once the Company is profitable.

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

Overview

We are an online travel agency, sometimes referred to as an OTA, that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, online travel agency that serves travel agents and travel companies based in India in booking travel services and products for their customers. Through our internet-based platform, our travel agent customers can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services, and e-commerce money transfer products. We serve over 8,286 agents across Indian states.

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

Historical Operations and Outlook

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few searches a day to processing approximately 4,378,424 searches in quarter ended December 31, 2018. During fiscal 2018, we experienced increased traffic on our website due to our efforts in marketing and branding. Our agent customers average logins are more than 2928 with average session time of more than 20 minutes. We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

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

India remains a largely unbanked country with cash transactions typical. The Indian government’s decision to demonetize their two largest bank notes in circulation on November 8, 2016 caused a disruption throughout India’s economy, slowing growth and forcing customers to focus on day to day expenses. This move slowed India’s GDP during the fourth quarter of fiscal 2017 to 6.1% causing India to lose its status as being the world’s fastest growing economy. Growth in some of our travel products slowed during the quarter, while our money transfer product grew during this period. We believe that the slowdown in growth will be short lived as the impacts of re-monetization have begun to be felt and GDP growth is projected to be 7.3% and 7.4% in 2018 and 2019.

India’s biggest indirect tax reform in the form of Goods and Services Tax (GST) was completed and a comprehensive dual GST was introduced in India on July 1, 2017. These reforms were approved by the Parliament after they were introduced as part of the Money Bill. Following the passage of the GST Acts, the GST Council decided the rates for the Goods and Services to be taxed under the GST regime. GST is considered to be the biggest tax reform in India since independence. It will help realize the goal of “One Nation-One Tax-One Market.” GST is expected to benefit all the stakeholders – industry, government and consumer, however several changes are introduced since its inception to accommodate business requirements and learning from the change of doing business, which requires our process and technology to be agile to adopt changes in the governance and statutory requirements.

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

The Supreme Court has declared the India’s flagship Aadhaar Act, 2016 scheme as constitutionally valid but struck down some of its provisions including its linking with bank accounts, mobile phones and other commercial use. The Supreme Court had in a landmark verdict in September restricted the use of Aadhaar authentication by private entities in the absence of a legal provision and has ensured stronger safeguards which will accelerate India’s digital journey. Certain technology solutions that is built around Aadhaar id now have to include additional documents for customer verification following the Supreme Court’s ruling on Aadhaar, which will force a jump in operational costs. This supreme court decision will have impact on number of transaction in the short term to mid term.

RESULTS OF OPERATIONS

During the third quarter of fiscal year 2019, we continued to add new markets and add an increasing number of sales agents that offer our services. These changes drove an increase in our net revenues. Our costs of revenue and operating expenses increased as we expanded our market reach and drove the increase in net loss from operations.

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net revenue	$135,039	$77,192	$327,796	$255,824

Cost of revenue	6,517	10,903	9,414	37,776

Gross profit	128,522	66,289	318,382	218,048

Operating expenses
Selling, general, and administrative expenses	356,681	193,460	832,710	513,125
Legal and consulting expenses	37,000	53,584	119,703	151,231

Income (loss) from operations	(265,159)	(180,755)	(634,031)	(446,308)

Other income (expense)
Depreciation and amortization	(84,185)	(83,469)	(251,936)	(283,016)
Interest income	65	157	209	321
Interest expense	(47,719)	(52,578)	(142,753)	(122,167)
Total other income (expense)	(131,839)	(135,890)	(394,480)	(404,862)

Income (loss) before income tax expense	(396,998)	(316,645)	(1,028,511)	(851,170)
Income tax benefit (expense)	83,370	69,926	215,780	240,455

Net income (loss)	$(313,628)	$(246,719)	$(812,524)	$(610,715)

THIRD QUARTER ENDED DECEMBER 31, 2018 COMPARED TO THIRD QUARTER ENDED DECEMBER 31, 2017

Revenue

Net revenues for the quarter ended December 31, 2018 were $135,039 compared to $77,192 for the quarter ended December 31, 2017. Revenue for the quarter ended December 31, 2018 consisted of $24,479 from air ticketing compared to $11,021 in the prior year quarter, $5,306 from rail ticketing compared to $22,190 in the prior year quarter, $6,748 from vacation packages compared to $(5,769) in the prior year quarter, $8,037 from payment services compared to $6,308 in the prior year quarter, and $90,469 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $43,442 in the prior year quarter. Revenue increased by $57,847 in the current year quarter compared to the prior year quarter. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transactions that were processed. This increase was offset by declines in air vacation packages which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the third quarter ended December 31, 2018 was $6,517 compared to $10,903 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. The decrease in cost of revenue from the third quarter ended December 31, 2018 compared to the prior year quarter was primarily driven by the increase in incentives from our aggregators and suppliers as no costs are associated with these incentives. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the quarter ended December 31, 2018 was $128,522 compared to $66,289 for the quarter ended December 31, 2017. The $62,233 increase is driven primarily by an increase in revenue and decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the quarter ended December 30, 2018 were $393,681 compared to $247,044 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $37,000 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $53,584 in the prior year quarter.

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

NINE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2017

Revenue

Net revenues for the nine months ended December 31, 2018 were $327,796 compared to $255,824 for the nine months ended December 31, 2017. Revenue for the nine months ended December 31, 2018 consisted of $43,958 from air ticketing compared to $50,991 in the nine months ended December 31, 2017, $14,417 from rail ticketing compared to $35,553 in the nine months ended December 31, 2017, $0 from hotel booking compared to $819 in nine months ended December 31, 2017, $9,758 from vacation packages compared to $20,225 in the nine months ended December 31, 2017, $20,573 from payment services compared to $18,908 in the nine months ended December 31, 2017, and $239,090 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $129,328 in the nine months ended December 30, 2017. Revenue increased by $71,974 in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transaction that were processed. This increase was offset by declines in air and rail ticketing, hotel booking, and vacation packages which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the nine months ended December 31, 2018 was $9,414 compared to $37,776 for the nine months ended December 31, 2017. The cost of revenue represents fees charged by our suppliers. The decrease in cost of revenue from the nine months ended December 31, 2018 compared to the nine months ended December 30, 2017 was primarily driven by the increase in incentives from our aggregators and suppliers as no costs are associated with these incentives. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the nine months ended December 31, 2018 was $318,382 compared to $218,048 for the nine months ended December 31, 2017. The $100,334 increase is driven primarily by an increase in revenue and a decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the nine months ended December 31, 2018 were $952,413 compared to $664,356 for the nine months ended December 31, 2017. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $119,703 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $151,231 in the prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had $836,150 in cash and cash equivalents, compared to $1,148,741 as of March 31, 2018. The $312,591 decrease in cash was driven by our operating loss and a use of working capital. As of December 31, 2018, we had a stockholders’ equity deficit of $203,671 compared to stockholder’s equity of $454,802 at March 31, 2018, which resulted from an increase in operating losses during the nine months ended December 31, 2018.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes. Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 31,	December 31,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(474,608)	$(299,069)
Investing Activities	7,966	7,915
Financing Activities	150,000	1,098,000

Operating Activities: Net cash used by operations was $466,621 during the nine months ended December 31, 2018 compared to a cash use from operating activities of $299,069 during the same period in fiscal 2018.

The cash used by operations in each year is primarily the result of an increase in operating losses plus negative changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the nine months ended December 31, 2018, there was a cash provision of $1,647 from investing activities compared to a cash provision of $7,915 in the same period in fiscal 2018. These cash uses represent net changes in property, plant, and equipment and intangible assets.

Financing Activities: During the nine months ended December 31, 2018, there was $146,530 cash provided by financing activities compared to a $1,098,000 cash provision in the same period in fiscal 2018. Cash generated during the nine months ended December 31, 2018 resulted from the sale of common stock and the cash provided during fiscal 2018 was pursuant to a private placement.

We presently do not have a senior credit or revolving credit facility and do not expect to obtain one in the foreseeable future.

We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities. We estimate that we will require approximately $3.0 million and $5.0 million in the next 12 and 24 months to support our continued operations. Additionally, we will need $1.7 million to finance convertible notes that are maturing, if they are not converted to equity.

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

•          We sold $150,000 of the Company’s common stock during the third quarter of fiscal 2019.

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

	Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Gross Bookings[1]	$13,873,147	$8,361,856	$54,286,135	$23,585,164

Revenue Margin[2]	0.9%	0.9%	0.6%	1.1%

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

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we had no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Act of 1934, as amended, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of TripBorn’s disclosure controls and procedures as of December 31, 2018, have concluded that TripBorn’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in TripBorn’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TripBorn’s internal control over financial reporting.

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

Date: February 14, 2019	TripBorn, Inc.

	By:	/s/ DEEPAK SHARMA
Deepak Sharma
President, Chief Executive Officer, Treasurer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer

Index to Exhibits

Exhibit Number		Description
31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.INS	XBRL Instance Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	.SCH	XBRL Taxonomy Extension Schema Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*       Indicates a management contract or compensatory plan, contract or arrangement.

