Form 10-K/A
period 2018-03-31
TripBorn, Inc.
filed 2019-07-11
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Tripborn Inc. (the “Company”, “our” or “we”) for the fiscal year ended March 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “Original Filing”). Except as described herein, no other changes have been made to the Original Filing and no attempt has been made in this Amendment to modify or update disclosures for events that occurred subsequent to the Original Filing. We are filing this Amendment to our Original Filing to adjust disallowance of the Deferred Tax Allowance of $226,331and use of correct Foreign Currency Translation rate for the revenue numbers as per ASC 830-10 and Reclassification for the selling expenses and its presentation in the financial statements.

3

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

We will require additional financing to sustain our business, which may not be available on favorable terms, if at all. We estimate that we will require approximately $3,000,000 and $5,000,000 in the next 12 and 24 months respectively, to continue and grow our business. We may seek additional funding through a combination of equity offerings, debt financings or other third-party funding and other collaborations, strategic alliances and licensing arrangements to fully implement our business plan. For instance, in fiscal years 2016 and 2017, we issued convertible notes, which may convert into shares of our common stock in the future. We have also sold shares of our common stock to certain investors pursuant to subscription agreements in a private placement. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders may experience significant dilution. In addition, these new securities may contain certain rights, preferences or privileges that are senior to those of the shares of our common stock, which may decrease the value of an investment in our common stock. If we cannot obtain additional financing, we will not be able to achieve the necessary sales growth to cover our costs, and our results of operations would be negatively affected. Additionally, pursuant to the terms of the convertible notes described above, if we do not complete an underwritten public offering on a national securities exchange prior to the convertible notes maturing in 2019, we may be obligated to repay up to $2,456,337 to the holders of such convertible notes, which includes $610,856 in interest. If we do not obtain additional financing prior to the notes maturing, we may be unable to repay the note holders or may have to limit our growth plans, either of which could negatively impact our results of operations.

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

The Indian government announced that their two largest denomination bank notes, the 500 and 1,000 rupee banknotes, in circulation on November 8, 2016 would no longer be honored and were be replaced with newly designed notes. The primary objective of this move was to rid the Indian economy of counterfeit money. The demonetized currency represented approximately 22 billion notes, worth approximately $214 billion, or 14% of India’s GDP. India remains a largely unbanked country with cash transactions typical. The demonetization initially caused a disruption throughout India’s economy, slowing growth and forcing consumers to focus on day-to-day expenses. Removing approximately 86% of India’s currency in circulation from a largely cash based economy coupled with the initial implementation of a GST tax slowed the country’s GDP in the last two quarters of India’s 2016-17 and the first quarter of 20172018. India’s economic growth slipped to a three year low of 5.7%, but began to stabilize in August 2017 and has subsequently recovered. Any reduction in economic growth in India, including slowdowns attributable to the demonetization and introduction of GST, could reduce travel spending in India and may harm our business, operating results and financial conditions.

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

Our executive officers and directors, Deepak Sharma and Sachin Mandloi, beneficially own 75 % of the issued and outstanding shares of our common stock. By virtue of such holdings, they have the ability to exercise significant influence over our company and our affairs and business, including the election of directors, amendments to our charter and bylaws, the approval of a merger or sale of substantially all our assets and the approval of most other actions requiring the approval of our stockholders. The interests of these stockholders may be different from or conflict with the interests of our other stockholders and their influence may result in the delay or prevention of a change of management or control of our company.

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

Historical Operations and Outlook

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing approximately 6,000 transactions per day in March 2018. In our fiscal year ended March 31, 2018 we processed 1,035,206 transactions and 16.9 million searches have been performed on our platform compared to 373,651 and 7.6 million as of March 31, 2017. During fiscal 2018, we have experienced increased traffic on our website due to our efforts in marketing and branding. Our agent customers log in nearly 2,701 times per day, up from 1,300 at March 31, 2017. We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be able to use our established platform to offer travel services and related services directly to consumers. We believe our online platform can manage hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

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

Tripborn looks at GST for hotels and tourism as a mixture of simpler, smoother rules and seemingly higher costs & compliance. The process to claim and avail ITC (input tax credit) is simple and clear. Earlier, adjusting the tax paid on inputs against the output was complex and error prone. This is believed to have become easy with GST. Also, under GST, tourists have a clearer idea about the tax they are paying, and we believe in the longer run that GST will help Tripborn grow faster and efficiently.

RESULTS OF OPERATIONS

Twelve Months Ended March 31, 2018 and 2017

The following table presents, for the fiscal years ended March 31, 2018 and 2017, the components of our consolidated statements of income:

	Twelve Months Ended March 31,
	2018	2017
Net revenue	$349,818	$548,218

Cost of revenue	260,769	293,841

Gross profit	89,049	254,377

Operating expenses
Selling, general, and administrative expenses	665,763	490,829
Legal and consulting expenses	144,764	246,440
Depreciation and amortization	385,797	226,526
Income (loss) from operations	(1,107,275)	(709,418)

Other income (expense)
Other income	27,325	21,625
Interest income	522
Interest expense	(174,899)	(162,163)
Total other income (expense)	(147,052)	(140,538)

Income (loss) before income tax expense	(1,254,327)	(849,956)
Income tax benefit (expense)	(226,331)	167,032

Net income (loss)	(1,480,658)	(682,924)

Revenue

Net revenues for the twelve months ended March 31, 2018 were $349,818 compared to $548,218 for the twelve months ended March 31, 2017, a decrease of $198,400 in the year ended March 31, 2018 compared to the prior year. Revenue for the year ended March 31, 2018 consisted of $65,934 from air ticketing compared to $212,935 in the prior year, $23,466 from rail ticketing compared to $29,348 in the prior year, $0 from hotel booking compared to $4,245 in the prior year, $27,234 from payment services compare to $21,625 in the prior year, $49,798 from vacation packages compared to $217,503 in the prior year, and $183,386 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $62,562 in the prior year.

The decrease over the prior year was primarily driven by decreases in air and rail ticketing and hotel bookings declining more than increases in payment services and incentives, fees, penalty income, and surcharges. While there was increased transaction volume through the addition of more agents and an increased geographical reach but at lower margins. The largest growth areas were incentives, fees, penalty income, and surcharges, which grew by $120,824 over the prior year.  Our primary focus has been on growing our fee revenue as it is our highest margin offering, which has been accomplished by our increased brand recognition with our agents and suppliers and is driving more customers to us for these packages offering. Air ticketing margins have continued to decline compared to the prior year as airlines have continued moving to a more direct sales approach with end user customers, which has reduced the margin for airline tickets. Our bus ticketing segment is growing and we booked over 6,000 bus tickets during the twelve months ended March 31, 2018 compared to minimal bus tickets at cost during the twelve months ended March 31, 2017 as we tested the marketplace for this product offering and found that to compete successfully needed to increase our sales volume.

Cost of Revenues and Gross Profit

The cost of revenue for the twelve months ended March 31, 2018 was $260,769 compared to $293,841 for the prior year. The cost of revenue represents fees charged by our suppliers. Revenue from vacation packages, including income from airline tickets sold to customers as a part of vacation packages, some hotel, some cab, and railway software sales are accounted for on a gross basis as the Company is determined to be the primary obligor in the arrangement, whereas other revenues are recognized on a net basis. The decrease in cost of revenue during the twelve months ended March 31, 2018 compared to the prior year resulted primarily from decreases in sales of our vacation packages and hotel bookings.

Gross profit from revenues for the twelve months ended March 31, 2018 was $89,049 compared to $254,377 for the prior year.  The $165,328 decrease was driven primarily by the decline in revenue and the associated costs of providing the services.

Operating Expenses

Total operating expenses for the twelve months ended March 31, 2018 were $1,196,324 compared to $963,795 in the prior year.  Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as our operations have grown to support our future growth. We expect our sales and marketing expenses to continue to increase as we continue to grow the business and hire experienced personnel to support our expanding business and operations. We anticipate our general and administrative expenses will increase as we incur expenses associated with being an Exchange Act reporting company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had $1,155,367 in cash and cash equivalents, compared to $516,707 as of March 31, 2017. This $ 638,660 increase in cash is a result of common stock sales of $1,098,000 during fiscal 2018 offset by operating losses generated during the year ended March 31, 2018. As of March 31, 2018, we have stockholders’ equity of $36,753 compared to a deficit of $88,394 as of March 31, 2017.  Our stockholders’ deficit decreased as a result of the increase in our operating losses offset by our common stock sales and convertible note sales and issuances during the year.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes.  Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Twelve Months Ended
	March 31,	March 31,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(451,369)	$(500,394)
Investing Activities	(7,971)	(715,551)
Financing Activities	1,098,000	1,480,681

Operating Activities: Net cash used by operations was $451,369 during the twelve months ended March 31, 2018 compared to a cash use from operating activities of $500,394 during the prior year.

The year-over-year decrease in cash used by operations is primarily the result of operating losses that were offset by positive changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the twelve months ended March 31, 2018 cash used by investing activities was deficit of $7,971 compared to a cash use from investing activities of $715,551 in the prior year.  These cash uses represent net changes in property, plant, and equipment and intangible assets and specifically a $707,580 upgrade to our Travelcord operating software during the year ended March 31, 2017.

Financing Activities: During the twelve months ended March 31, 2018, there was $1,098,000 of cash provided by financing activities compared to a cash provision of $1,480,681 in the prior year.  Cash generated during the year ended March 31, 2018 resulted from the sale of common stock. Cash generated from financing activities during the prior year resulted from loans we received from our founders, and from sales of convertible promissory notes to non-affiliate investors and the issuance of a convertible promissory note in payment for the Travelcord software upgrade.

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

	Twelve Months Ended March 31
	2018	2017

Gross Bookings[1]	$29,292,297	$13,374,314
Revenue Margin[2]	1.3%	4.3%

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

/s/ Ram Associates

Ram Associates

Hamilton, NJ

July 10, 2019

TRIPBORN, INC.

Consolidated Balance Sheets

March 31,

Assets

	2018	2017
Current assets
Cash and cash equivalents	$1,155,367	$516,707
Accounts receivable	184,798	289,089
Other current assets	351,519	294,203
Total current assets	1,691,684	1,099,999

Property and equipment, net	9,896	13,236
Intangible assets, net	1,195,257	1,563,222
Deferred tax assets	0	226,331
Total Assets	$2,896,837	$2,902,788

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$360,407	$175,748
Other current liabilities	649,632	460,314
Total current liabilities	1,010,039	636,062

Long-term liabilities
Convertible notes	1,850,045	2,355,120
Total current and long-term liabilities	2,860,084	2,991,182

Stockholders' equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 authorized	—	—
Common stock, par value $0.0001; 200,000,000 authorized
95,711,874 and 78,971,581 shares issued and outstanding as of
March 31, 2018 and March 31, 2017 respectively.	9,572	7,898
Additional paid-in capital	2,321,818	725,492
Accumulated other comprehensive income (loss)	14,537	6,732
Retained earnings/(deficit)	(2,309,174)	(828,516)
Total stockholders' equity (deficit)	36,753	(88,394)

Total liabilities and stockholders' equity	$2,896,837	$2,902,788

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended March 31,

	2018	2017

Net revenue	$349,818	$548,218

Cost of revenue	260,769	293,841

Gross profit	80,049	254,377

Operating expenses
Selling, general and administration expenses	665,763	490,829
Legal and consulting expenses	144,764	246,440
Depreciation and amortization	385,797	226,526

Income (loss) from operations	(1,107,275)	(709,418)

Other income (expenses)
Other income	27,235	21,625
Interest income	522
Interest expense	(174,899)	(162,163)
Total other income (expense)	(147,052)	(140,438)

Income (loss) before income tax expense	(1,254,327)	(849,956)
Income tax benefit	(226,331)	167,032

Net income (loss)	(1,480,658)	(682,924)

Other comprehensive income (loss):

Unrealized foreign currency translation income/(loss)	7,805	(2,978)

Net comprehensive income/(loss) for the period	$(1,480,658)	$(682,924)

Basic income (loss) per share	$(0.02)	$(0.01)
Diluted income (loss) per share	$(0.02)	$(0.01)

Basic weighted average number of shares	91,287,934	77,286,488
Diluted weighted average number of shares	91,287,934	77,286,488

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended March 31, 2018 and 2017

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings/ deficit	Total stockholders’ equity/ (deficit)

Balance at March 31, 2016	76,804,914	7,681	75,708	9,710	(145,592)	(52,493

Other comprehensive income (loss)				(2,978)		(2,978)

Issuance of common shares	2,166,667	217	649,784			650,001

Net income (loss)					(682,924)	(682,924)

Balance at March 31, 2017	78,971,581	$7,898	$725,492	$6,732	$(828,516)	$(88,394)

Other comprehensive income (loss)				7,805		7,805

Issuance of common shares	3,660,001	366	1,097,634			1,098,000

Conversion of debt to common stock	13,080,292	1,308	498,692			500,000

Net income (loss)					(1,480,658)	(1,480,658)

Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(2,309,174)	$36,753

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Cash Flows

Years Ended March 31,

	2018	2017
Cash flows from operating activities
Net income (loss)	$(1,480,658)	$(682,924)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	385,797	226,526
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	104,291	(171,710)
Other current assets	(68,912)	(221,222)
Deferred tax asset	226,231	(192,651)
Increase (decrease) in:
Accounts payable and accrued expenses	184,659	120,004
Other current liabilities	189,318	424,561
Net cash provided by (used in) operating activities	(459,174)	(497,394)

Cash flows from investing activities
Purchase of property and equipment	(4,084)	(12,130)
Increase in intangible assets	(3,887)	(703,421)
Net cash used in investing activities	(7,971)	(715,551)

Cash flows from financing activities
Increase in common stock	366	217
Increase in additional paid-in capital	1,097,634	649,784
Decrease in loan from shareholder	—	(23,958)
Increase in convertible notes		854,638
Net cash provided by financing activities	1,098,000	1,480,681

Effect of exchange rates changes on cash	7,805	(2,978)

Net change in cash	638,660	264,736

Cash
Beginning of the year	516,707	251,971
End of the year	$1,155,367	$516,707

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Conversion of debt to 13,0890,292 shares of common stock	$500,000

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

Sunalpha has eleven and nine accounts denominated in Indian Rupees at March 31, 2018 and 2017, respectively. As of March 31, 2018 and 2017, the cash balance in financial institutions in India was USD $501,899 and $116,806, respectively. The transactions are undertaken in Indian Rupees and results in foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

	March 31, 2018	March 31, 2017
Period-end spot rate	US$1=INR 65.0972	US$1=INR 64.8120
Average rate	US$1=INR 64.8350	US$1=INR 65.5282

3.	Change in Control Transaction

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

	March 31, 2018	March 31, 2017
Computer	$13,443	$20,782
Furniture and Fixture	5,467	4,138
Office Equipment	6,352	5,768
Software License	768	244
Total	26,030	30,933
Accumulated depreciation	(16,134)	(17,696)
Fixed assets, net	$9,896	$13,236

Depreciation expense for the year ended March 31, 2018 and 2017 is $8,236, and $9,100 respectively.

7.	Intangible Assets

Intangible assets consist of the following as of March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
API Access	$139,472	$129,876
Software	1,651,000	1,651,000
Total	1,790,472	1,780,876
Accumulated amortization	(595,215)	(217,654)
Intangible assets, net	$1,195,257	$1,563,222

Amortization expense for the years ended March 31, 2018 and March 31, 2017 was $377,561 and $217,426, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets (liabilities) at March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017
Property and equipment	$-	$26,611
Carried forward loss	-	199,720
Total deferred income taxes	$-	$226,331

Income tax expense (benefit) was computed as follows:

Federal income tax	$-	$-
State income tax	-	-
Foreign jurisdiction income tax	-	-
Total income taxes, current provision	-	-
Deferred income tax expenses/(benefit)	226,331	(167,032)
Total income taxes expense/(benefit)	$226,331	$(167,032)

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

While our accounting for the Tax Act is not complete, we do not believe our we are subject to the Transition Tax. The Transition Tax is a tax on previously untaxed accumulated earnings and profits (“E&P”) of our foreign subsidiaries and our foreign subsidiary has historically generated operating losses. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, if any.

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

14.	Net Income (Loss) Per Share

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Years ended March 31,
	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(1,480,658)	$(682,924)
Weighted average common shares outstanding	91,287,934	77,286,488
Basic net income (loss) per share of common stock	$(0.02)	$(0.01)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(1,480,658)	$(682,924)
Weighted average common shares outstanding	91,287,934	77,286,488
Dilutive effects of convertible debt	-	-
Weighted average common shares, assuming dilutive effect of convertible debt	91,287,934	77,286,488
Diluted net income (loss) per share of common stock	$(0.02)	$(0.01)

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

16 – Income Tax

17.	Subsequent Events

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules and regulations of the SEC that permit the Company to provide only its management’s report on internal control over financial reporting in this annual report.

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

In compliance with Instruction 4 to Item 402(m) of regulation S-K, we have omitted the Summary Compensation, Outstanding Equity Awards at Fiscal Year-End and Director Compensation tables because we did not award or pay, and our named executive officer and directors did not otherwise earn, any compensation with respect to our last two fiscal years ended March 31, 2017 and March 31, 2016. Our named executive officer is Deepak Sharma. Mr. Sharma serves as our President, Chief Executive Officer, and as a director and his compensation is 250,000 per year. We do not have any other executive officers whose total compensation exceeds $100,000. Mr. Sachin Mandloi, who serves as our Vice President, is also a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table provides information as of June 12, 2018, concerning beneficial ownership of our common stock known to us to be held by (1) our named executive officers, (2) our directors, (3) our executive officers and directors as a group and (4) each person or entity we know to beneficially own more than five percent of our common stock. The percentages of shares owned shown in the table below are based on 95,711,874 shares of our common stock outstanding as of June 16, 2017. According to SEC rules, a person is the “beneficial owner” of securities if he, she or it has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

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

TRIPBORN, INC.

Date: July 10, 2019	By:	/ S / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 29, 2018.

Signature	Title
/s/ Deepak Sharma	Chief Executive Officer, President, and Director
Deepak Sharma	(Principal Executive Officer)

/s/ Deepak Sharma	Chief Financial Officer
Deepak Sharma	(Principal Financial and Accounting Officer)

/s/ Sachin Mandloi	Vice President and Director
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

INDEX OF EXHIBITS

Number	Exhibit Description
Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

