Form 10-Q/A
period 2018-06-30
TripBorn, Inc.
filed 2019-08-06
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/ A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 01, 2018 to June 30, 2018

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

As of August 1, 2018, there were outstanding 95,711,874 shares of common stock, par value $0.0001 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Annual Report on Form 10-Q of Tripborn Inc. (the “Company”, “our” or “we”) for the quarter ended June 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2018 (the “Original Filing”). Except as described herein, no other changes have been made to the Original Filing and no attempt has been made in this Amendment to modify or update disclosures for events that occurred subsequent to the Original Filing. We are filing this Amendment to our Original Filing to adjust disallowance of the Deferred Tax Allowance and incorporate March 31, 2018 re-instated financials for the revenue numbers, re-classification of selling expenses for 2018 and its presentation in the financials.

2

TripBorn, Inc.

Form 10-Q

For the First Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter Ended June 30,
	2018	2017
Net revenue	$95,640	$108,542

Cost of revenue	59,960	19,886

Gross profit	35,680	88,656

Operating expenses
Selling, general, and administrative expenses	163,691	176,177
Legal and consulting expenses	45,871	47,623
Depreciation and amortization	97,332	118,904

Income (loss) from operations	(271,214)	(254,048)

Other income (expense)
Other income	6,143

Interest income	82
Interest expense	(47,325)	(60,494)
Total other income (expense)	(41,100)	(60,494)

Income (loss) before income tax expense	(312,314)	(314,542)
Income tax benefit (expense)	—	92,000

Net income (loss)	(312,314)	$(222,542)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	95,711,874	80,660,849
Diluted weighted average number of shares	95,711,874	80,660,849

See accompanying notes to consolidated financial statements.

4

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	First Quarter Ended
	June 30,
	2018	2017
Net income (loss)	$(312,314)	$(222,542)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income/(loss)	3,660	(200)
Other comprehensive income (loss), net of tax	3,660	(200)
Comprehensive loss	$(308,654)	$(222,742)

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$805,657	$1,155,367
Accounts receivable	292,017	184,798
Other current assets	619,732	351,519
Total current assets	1,717,406	1,691,684

Property and equipment, net	11,539	9,896
Intangible assets, net	1,103,782	1,195,257
Deferred income taxes	—	—
TOTAL ASSETS	$2,832,727	$2,896,837
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$404,258	$360,407
Other current liabilities	860,843	649,632
Total current liabilities	1,265,101	1,010,039

Long term liabilities
Convertible notes	1,839,527	1,850,045
Total current and long term liabilities	3,104,628	2,860,084
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	0	0
Authorized shares: 10,000,000
Common stock $.0001 par value	9,572	9,572
Authorized shares: 200,000,000
Shares issued and outstanding: 95,711,874 and 78,971,581
Additional paid-in capital	2,321,818	2,321,818
Accumulated other comprehensive income (loss)	18,197	14,537
Retained earnings (deficit)	(2,621,488)	(2,309,174)
Total stockholders’ equity	(271,901)	36,753
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,832,727	$2,896,837

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(2,309,174)	$36,753)

Issuance of common stock

Other comprehensive income (loss)				3,660		3,660

Net income (loss)					(312,314)	(312,314)

Balance at June 30, 2018	95,711,874	9,572	2,321,818	18,197	(2,621,488)	(271,901)

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended June 30
	2018	2017
Cash flows from operating activities
Net income (loss)	$(312,314)	$(222,542)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	97,332	118,904
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(107,219)	38,824
Other current assets	(268,213)	(12,813)
Deferred tax asset	—	(92,478)
Increase (decrease) in:
Accounts payable and accrued expenses	43,852	(53,185)
Other current liabilities	211,211	142,366
Net cash provided by (used in) operating activities	(335,351)	(80,924)

Cash flows from investing activities
Purchase of property and equipment	(7,501)	368
Increase in intangible assets	—	569
Net cash used in investing activities	(7,501)	937

Cash flows from financing activities
Increase in common stock		182
Increase in additional paid-in capital		546,818
Increase (Decrease) in loan from shareholders
Increase in convertible notes	(10,518)
Net cash provided by financing activities	(10,518)	547,000

Effect of exchange rates changes on cash	3,660	(200)

Net change in cash	(349,710)	466,813

Cash
Beginning of the year	1,155,367	516,707
End of the year	$805,657	$983,520

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Sunalpha has twelve accounts denominated in Indian Rupees. As of June 30, 2018, and 2017, the cash balance in financial institutions in India was USD $360,210 and $229,520, respectively. The transactions are undertaken in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

3.           Change in Control Transaction

On December 8, 2015, the Company issued 71,428,570 shares of common stock to Arna Global LLC (“Arna”) for cash consideration of $95,500. Arna is wholly owned by the Company’s President and director, Deepak Sharma. The Company accounted for the change in control transaction with Arna using the acquisition method of accounting. Arna obtained control of 93% of the outstanding shares of common stock of PinstripesNYC, Inc. in connection with the Stock Purchase Agreement among PinstripesNYC, Inc., Arna, and Maxim Kelyfos, LLC dated December 8, 2015, and was the acquirer. This transaction resulted in (1) no identifiable assets being acquired, (2) no liabilities being assumed, (3) no goodwill being recognized and (4) no gains being recognized from a bargain purchase.

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

	June 30, 2018	March 31, 2018
Computer	$13,443	$13,443
Furniture and Fixture	5,864	5,467
Office Equipment	6, 537	6,352
Software License	768	768
Total	26, 612	26,030
Accumulated depreciation	(15,073)	(16,134)
Fixed assets, net	$11,539	$9,896

Depreciation expense for the quarters ended June 30, 2018 and 2017 is $5,857 and $1,604 respectively.

7.           Intangible Assets

Intangible assets consist of the following as of June 30 and March 31, 2018:

	June 30, 2018	March 31, 2018
API Access	$133,764	$139,472
Software	1,651,000	1,651,000
Total	1,784,764	1,790,472
Accumulated amortization	(680,982)	(595,215)
Intangible assets, net	$1,103,7812	$1,195,257

Amortization expense for the quarters ended June 30, 2018 and 2017 was $91,475 and $117,300, respectively.

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

Following the Company’s acquisition of Sunalpha, the Company acquired ownership and development rights to the Travelcord software from Arna for a fee of $956,000 pursuant to a Software Agreement dated December 16, 2015. The Company paid the $956,000 fee to Arna in the form of a convertible promissory note. The Travelcord software was recognized as an intangible asset at historical cost pursuant to ASC 350-40 Intangibles – Goodwill and Other, Internal Use Software, and no goodwill was recognized. Arna acquired the Travelcord software from Takniki Communications, which is wholly owned by our Vice President and director, Sachin Mandloi pursuant to a Software Development Agreement, dated January 26, 2015.

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

13.           Net Income (Loss) Per Share

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	First Quarter Ended June 30,
	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(312,314)	$(222,542)
Weighted average common shares outstanding	95,711,874	80,660,849
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(312,314)	$(222,542)
Weighted average common shares outstanding	95,711,874	80,660,849
Dilutive effects of convertible debt	—	—
Weighted average common shares, assuming dilutive effect of convertible debt	95,711,874	80,660,849
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)

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

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by a director of the Company on a rent-free basis. As of June 30, 2018, and 2017, the Company has not paid any rent. The Company is expected to pay market rate rent once the Company is profitable.

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

15.           Subsequent Events

The Company has evaluated subsequent events through August 13, 2018, the date on which the financial statements were available to be issued.

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

	First Quarter Ended June 30,
	2018	2017
Net revenue	$95,640	$108,542

Cost of revenue	59,960	19,886

Gross profit	35, 680	88,656

Operating expenses
Selling, general, and administrative expenses	163,691	176,177
Legal and consulting expenses	45,871	47,623
Depreciation and amortization	97,332	118,904

Income (loss) from operations	(271,214)	(254,048)

Other income (expense)

Other income	6,143	—
Interest income	82
Interest expense	(47,325)	(60,494)
Total other income (expense)	(41,100)	(60,494

Income (loss) before income tax expense	$(312,314)	$(314,542)
Income tax benefit	—	92,000

Net income (loss)	$(312,314)	$(222,542)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	95,711,874	80,660,849
Diluted weighted average number of shares	95,711,874	80,660,849

Revenue

Net revenues for the first quarter ended June 30, 2018 were $95,640 compared to $108,542 for the first quarter ended June 30, 2017. Revenue for the quarter ended June 30, 2018 consisted of $8,224 from air ticketing compared to $21,900 in the prior year quarter, $4,297 from rail ticketing compared to $8,896 in the prior year quarter, $0 from hotel booking compared to $819 in the prior year quarter, $2,728 from vacation packages compared to $18,873 in the prior year quarter, and $80,391 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $51,416 in the prior year. Revenue declined by $6,759 in the current year quarter compared to the prior year quarter. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transactions that were processed. This increase was offset by declines in air and rail ticketing, hotel booking, vacation packages, and payment services which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the first quarter ended June 30, 2019 was $59,960 compared to $19,886 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. The increase in cost of revenue from the first quarter ended June 30, 2018 compared to the prior year quarter was primarily driven re-classification of some of selling expenses for the quarter ended June 30, 2018. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the first quarter ended June 30, 2018 was $35,680 compared to $88,656 for the prior year quarter. The $52,976 decrease is driven primarily by re-classification of some of selling expenses for the quarter ended June 30, 2018 and by a decrease in costs to provided revenue.

Operating Expenses

Total operating expenses for the first quarter ended June 30, 2018 were $306,894 compared to $342,704 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $45,871 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, even with $47,623 in the prior year quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had $805,657 in cash and cash equivalents, compared to $1,155,367 as of March 31, 2018. The $349,710 decrease in cash was driven by our operating loss and a use of working capital. As of June 30, 2018, we had stockholders’ equity of deficit of $(262,05) compared to stockholder’s equity of $36,753 at March 31, 2018, which resulted an increase in operating losses during the quarter ended June 30, 2018.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes. Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Three Months Ended
	June 30,	June 30,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(335,351)	$(80,924)
Investing Activities	(7,501)	937
Financing Activities	(10,518)	547,000

Operating Activities: Net cash used by operations was $335,351 during the three months ended June 30, 2018 compared to a cash use from operating activities of $80,924 during the same period in fiscal 2018.

The year-over-year increase in cash used by operations is primarily the result of an increase in operating losses plus negative changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the three months ended June 30, 2018, there was a cash use of $(7,501) from investing activities compared to a cash provision of $937 in the same period in fiscal 2018. These cash uses represent net changes in property, plant, and equipment and intangible assets.

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

We took the following steps during fiscal years 2017 and 2018 to manage our liquidity and to avoid default on any material third-party obligations:

·           We continue to employ “on demand” procurement processes for travel products that we sell to our customers. We also continue our attempts to collect customer payments promptly based on their payment terms, which has helped us manage our working capital needs.

·           We raised $150,000 in the first quarter of fiscal 2017 pursuant to the Company’s issuance of a convertible note. The note had a three-year term and accrued interest at the rate of six percent payable at maturity. The principal amount of the note was convertible into shares of the Company’s common stock at the noteholder’s option at maturity. This note was converted into 3,924,088 shares of common stock on July 15 and 16, 2017.

·           We issued a convertible note to Takniki Communications, an affiliate owned by Sachin Mandloi, our Vice President and a director, totaling $695,000 in the third quarter of fiscal 2017. This note was issued pursuant to a Software Development Agreement dated September 23, 2016 between Takniki Communications and the Company to finance the upgrade of our Travelcord operating software.  The note has a three-year term and bears interest at the rate of ten percent payable at maturity. The principal amount of this note is convertible into shares of the Company’s common stock at the noteholder’s option at maturity.

·           We sold $460,000 of the Company’s common stock during the third quarter of fiscal 2017 and another $190,000 during the fourth quarter of fiscal 2017.

·           We sold $547,000 of the Company’s common stock during the first quarter of fiscal 2018 and another $551,000 during the second quarter of fiscal 2018.

·           The Company’s common stock is now quoted on the OTCQB Market.

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

Date: August 05, 2019	TripBorn, Inc.

	By:	/s/ Deepak Sharma
Deepak Sharma Chief Financial Officer, Principal Financial Officer, and Authorized Officer

Index to Exhibits

Exhibit Number		Description
31.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of TripBorn, Inc. Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of TripBorn, Inc. Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

101	.INS	XBRL Instance Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	.SCH	XBRL Taxonomy Extension Schema Linkbase

101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*       Indicates a management contract or compensatory plan, contract or arrangement.

