Form 10-K/A
period 2018-03-31
TripBorn, Inc.
filed 2019-09-10
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A Amendment No. 2

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

EXPLANATORY NOTE

Tripborn Inc. is filling this Amendment No. 2 (this “Form 10-K/A”) to amend our Annual Report on Form 10-K of Tripborn Inc. (the “Company”, “our” or “we”) for the fiscal year ended March 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “Original Filing”);subsequently amended July 11, 2019 and to amend related disclosures including those regarding our disclosure controls and procedures .We have also restated certain unaudited quarterly results related to the quarters ended June 30, 2018, September 30, 2018 and December 31, 2018. This Form 10-K/A also amends certain items in the Original Filling, as listed in “Items Amended in this Filing below.

Background of the Restatement

We learned through our internal reporting assessment and found that our original filing needs to adjust disallowance of the Deferred Tax Allowance of $226,331, to record impairment charges on our intangible assets and use of correct Foreign Currency Translation rate for the revenue numbers as per ASC 830-10 and Reclassification for the selling and general administration expenses and its presentation in the financial statements. We also found the violations of our accounting policies and procedures regarding the failure to accrue certain stock-based compensation, impairment on our intangible asset and executive salary expenses and certain liabilities in the quarters ending June 30, 2018, September 30, 2018 and December 31, 2018.

On August 28, the management has authorized the filing of our restated audited consolidated financial statements for the years ended March 31, 2018 and quarterly periods ending June 30, 2018, September 30, 2018 and December 31, 2018 to correct our previously issued financial statements.

Impact of the Restatement

Annual: As a result of the restatement, reported net losses from continuing operations was increased from $1,063,728 to $2,259,067, accumulated losses increased from $1,892,244 to $3,087,583 and our stockholders’ equity decrease from $454,802 to deficit of $741,656. The Company has $696,949 impairment charge for the fiscal year ending March 31, 2018.

We have developed our internet-based platform (“Travelcord”) using multiple systems platforms with an emphasis to scale our distribution and agent network by integrated other software platforms, applications and database systems into Travelcord. We designed these internal platforms to include open application protocol interfaces that can provide connectivity to our travel services suppliers such Airlines, travel service aggregators and other suppliers. We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. The cost of intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

Intangible assets pertaining to our software Travelcord decreased by $1,064,464 in the twelve months ended March 31, 2018, primarily as a result of amortization, impairments and currency effects of a stronger U.S. Due to the continued slow growth in Indian economy and regulation changes our agent network grew slower than its forecasting assumption. We determined that certain intangible assets, primarily technology were impaired. Therefore, included within amortization expense for the twelve months ended March 31, 2018, was a $696,949 non-cash impairment charge recorded. This charge was recorded within the caption "Selling, general and administrative expense" caption in our consolidated Statement of Earnings (Loss).

Quarterly: As a result of the restatement, reported net income from continuing operations from continuing operations were adjusted for quarters June 30, 2018, September 30, 2018 and December 31 as follows:

•	For the quarter ended June 30, 2018 our reported net losses from continuing operations was increased from $253,810 to $259,159, accumulated losses increased from $2,146,054 to $3,346,742 and our stockholders’ equity decreases from $204,652 to deficit of $999,368.

•	For the quarter ended September 30, 2018 our reported net losses from continuing operations was increased from $245,086 to $280,638, accumulated losses increased from $2,391,140 to $3,627,380 and our stockholders’ deficit increase from $36,298 to deficit of $1,070,089.

•	For the quarter ended December 31, 2018 our reported net losses from continuing operations was increased from $313,628 to $330,752, accumulated losses increased from $2,704,768 to $3,958,132 and our stockholders’ deficit increase from $203,671 to deficit of $1,254,680.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of March 31, 2018 because the Company did not maintain effective controls within its financial close process. This material weakness resulted in misstatements in the Company’s annual financial statements that were not prevented or detected on a timely basis and led to the restatement described above. Based on this evaluation, management has concluded that, as of March 31, 2018, the Company’s internal control over financial reporting was ineffective.

In connection with the restatement described above, the Company’s principal executive officer and principal financial officer re-evaluated the effectiveness of our disclosure controls and procedures and have concluded that Tripborn’s disclosure controls and procedures were not effective.

In connection with the assessment described in this Explanatory Note, the Company has identified and implemented, and continues to identify and implement, actions to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures, including plans to enhance the Company’s resources and training with respect to financial reporting and disclosure responsibilities.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Financial Highlights

Part I, Item 1 - Business

Part I, Item 1 - Forward-Looking Statements

Part I, Item 1A - Risk Factors

Part II, Item 6 - Selected Financial Data

Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8 - Financial Statements and Supplementary Data

Part II, Item 9A - Controls and Procedures

Part III, Item 11 – Executive Compensation

Part IV, Item 15 - Exhibits, Financial Statement Schedules

The Company’s Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Form 10-K/A. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

4

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this report, including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements. These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	adverse effects on our business because of regulatory investigations, litigation, cease and desist orders or settlements;
•	our ability to comply with the terms of our settlements;
•	increased regulatory scrutiny and media attention;
•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;
•	our ability to effectively manage our regulatory and contractual compliance obligations;
•	the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover advances, repay borrowings and comply with the terms of our debt agreements, including the financial and other covenants contained in them;
•	our ability to interpret correctly and comply with liquidity, net worth and other financial and other requirements of regulators as well as those set forth in our debt and other agreements;
•	our ability to invest available funds at adequate risk-adjusted returns;
•	uncertainty regarding regulatory restrictions on our ability to repurchase our own stock;
•	volatility in our stock price;
•	our ability to contain and reduce our operating costs;
•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;
•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;
•	the loss of the services of our senior managers and our ability to execute effective chief executive and chief financial officer leadership transitions;
•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;
•	uncertainty related to our ability to continue to collect certain expedited payment or convenience fees and potential liability for charging such fees;
•	uncertainty related to our reserves, valuations, provisions and anticipated realization of assets;
•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;
•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;
•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;
•	our ability to meet capital requirements established by, or agreed with, regulators or counterparties;
•	our ability to protect and maintain our technology systems and our ability to adapt such systems for future operating environments; and
•	uncertainty related to the political or economic stability of the United States and of the foreign countries in which we have operations; and
•	our ability to maintain positive relationships with our large shareholders and obtain their support for management proposals requiring shareholder approval.

Further information on the risks specific to our business is detailed within this report, including under “Risk Factors.” Forward-looking statements speak only as of the date they were made, and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

Item 1. Business

Overview

We are Last Mile Commerce and Connectivity aggregator that delivering the product and services to offline consumer using service agent network in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, Last Mile Commerce platform that serves business agents and companies based in India in providing travel and financial services products for their offline customers. Through our internet-based platform, our business or travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services and financial services including money transfer bill payment, and Micro ATM products. We serve approximately 6534 business agents across India. We plan to expand our presence throughout pan-India as opportunities present, with an immediate focus on the states of Gujarat, Maharashtra, Rajasthan, Delhi, Bihar, Jharkhand, Orissa, and Madya Pradesh and South India. Sometimes we also referred as an Online Travel Agency (“OTA”), that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com.

We are a holding company organized in Delaware in 2010. Our president and director, Deepak Sharma formed our operating subsidiary, Sunalpha Green Technologies Private Limited (“Sunalpha”), under the laws of the Republic of India in 2010. Sunalpha commenced operations as an Online Travel Agency (“OTA”) in India in February 2014.

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

Our Market

India’s rapidly growing economy and rising middle class are driving growth in India’s travel and tourism industry. According to the World Bank India will continue to be the fastest growing major economy in the world, according to world bank India’s gross domestic product (“GDP”) is expected to grow at 7.3 % in fiscal year 2018-2019 and accelerate to 7.5% in fiscal year 2019 and 2020. The World Bank has forecast, attributing it to an upswing in consumption and investment where “India’s long-term growth has become more steady, stable, diversified, and resilient,” according to the World Bank. A November 2016 World Economic Forum report stated that the Indian middle class doubled in size over an eight -year period from 300 million in 2004 to 600 million in 2012 and half of the 1.2 billion population is now middle class. The report further states that by 2027, India’s population will overtake China’s and India’s middle class will overtake the middle classes of the United States, Europe, and China. According to an April 2018 report by the International Monetary Fund, nominal per capita income of the Indian population continues to increase. All of these factors tend to increase discretionary spending in areas such as travel and leisure. According to Word Travel & Tourisms Council Economic Impact 2018, the travel and tourism sector in India has been increasingly contributing to overall GDP, accounting for 9.4% in 2017 and forecasting to rise by 7.5% to approximately 10.1% in 2018. Domestic tourists accounted for over 88% of the travel and tourism spending in 2017.

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

Our Strategy

We manage our OTA business through Travelcord, our proprietary internet-based online transaction platform. Through our website, www.tripborn.com, we offer a wide inventory of travel services and products to travel agents who serve the growing middle class of largely offline travelers in semi-urban and rural regions of India. Through our proprietary technology, we consolidate and provide our travel agents with access to travel bookings and hotel reservations that otherwise would be costly and time-consuming to obtain for their customers in an often -fragmented marketplace. While some of our more established competitors have focused on selling directly to consumers in urban areas, our travel agent partners tend to be small, brick and mortar establishments that serve travelers who rely on more personalized transactions for their travel booking needs due to language barriers and lack of access to the internet or credit cards. We have grown our operations through referrals and a focus on addressing our customers’ needs through sophisticated technology. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be able to use our established platform to offer travel services and products directly to consumers. During our fiscal year ended March 31, 2018 (“fiscal year 2018”), we launched a new money transfer product on our established platform. This product allows users to electronically transfer money and is a value-added service to our existing customers. We plan to grow our processing volume by increasing the number of services offered on our network, increasing the number of travel agents on our platform, and increasing the value-added services offered through our network, including financial products.

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

Corporate History

Tripborn, Inc. (“Company”) was incorporated under the law of the state of Delaware in January 2010 office is located at 762 Perthshire Pl, Abingdon, MD 21009. The Company provides Online Travel Agency (OTA) and related services and selling its services to directly to Business customers. The Company primarily operates in India. Tripborn, Inc. formerly known as PinstripesNYC, Inc was operating as a shell company with nominal or no assets or operations until December 14, 2015. Tripborn Inc. was known as PinstripesNYC, Inc. until January 2016.

On December 14, 2015, a PinstripesNYC, Inc. (the “Registrant”) executed an agreement and Plan of Merger (the, “Agreement”) with Sunalpha Green Technologies Private Limited. (the, “Sunalpha”) registered under the Company Act of 1956, India with principle office located at 812, Venus Atlantis Corporate Park, Near Prahalad Nagar Garden, Satellite, Ahmedabad, Gujarat, India 380 015.

As a result of the Merger, Sunalpha became a wholly owned subsidiary of the Registrant (Pinstripes NYC Inc.) now Tripborn Inc. and following the consummation of the Merger and giving effect to the issuance of the Merger Shares 76,804,914 shares issued and outstanding of the Registrant by its principle stockholders.

For accounting purposes, Sunalpha was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company. Accordingly, Sunalpha’s assets, liabilities, and results of operations are the historical consolidated financial statements of the Company and Company’s assets, liabilities and results of operations are consolidated with Tripborn Inc. effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing approximately 1.0 million plus transactions and 16.9 million searches in March 31, 2018. During fiscal 2018, we have experienced increased traffic on our website due to our efforts in marketing and branding. Our agent customers log in nearly 2,701 times per day in March 31, 2018. We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

Change in Control Transaction and Reverse Recapitalization

The audited consolidated financial statements include the financial statements of the Company and Sunalpha, our wholly owned operating subsidiary. All significant related party accounts and transactions between the Company and Sunalpha have been eliminated upon consolidation.

The Company was formed by two transactions, the first being a change in control transaction on December 8, 2015, whereby Arna Global LLC (“Arna”), which is wholly owned by our president and director, Deepak Sharma, received 71,428,570 shares of our common stock, or 93% of the then-outstanding shares, for cash consideration of $95,500 pursuant to the Stock Purchase Agreement among us, Arna, and Maxim Kelyfos, LLC dated December 8, 2015. In the second transaction, which was completed on December 14, 2015, we acquired substantially all of the outstanding shares of Sunalpha, which was incorporated under the laws of the Republic of India on November 2010. Sunalpha is the acquirer for financial reporting purposes, and TripBorn (formerly known as PinstripesNYC, Inc.) is the acquired company.

Increase in Authorized Shares

The Company amended its certificate of incorporation on January 13, 2016 to (a) increase the total number of authorized shares of capital stock of the Corporation to Two Hundred Ten Million (210,000,000) with Two Hundred Million (200,000,000) shares designated as common stock at $.0001 par value and Ten Million (10,000,000) shares designated s preferred stock at $.0001 par value.  and (b) change its name from PinstripesNYC. Inc. to Tripborn, Inc.

Our Services and Products

Our internet-based platform at www.tripborn.com provides participating business or travel agents, travel managers, arrangers and corporations with the ability to quickly search and book the services described below for their largely offline customers. Many of our arrangements with our service suppliers are informal and provide our counterparties with the ability to terminate or suspend the arrangements with little or no notice. Our arrangements with our service suppliers with respect to the terms of our sales targets, incentives, commissions and discounts often are subject to change at the discretion of our supplier and are negotiated periodically on a quarterly or yearly basis, if not more frequently. Our systems are connected to booking or reservation systems of our service suppliers. Our suppliers can charge fees, surcharge or commission for accessing there on an initial and/or ongoing basis. These arrangements are documented using contracts or service agreements.

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

Bus ticketing

Our travel agent customers can book bus tickets in India on our website through an aggregator that is directly connected into our booking system. Our platform consolidates ticketing for largely unorganized regional bus services for the benefit of our travel agent customers and their customers. As a value -added service, our platform allows our travel agent customers to select specific seats by gender, which is of interest to their Indian customers. We may also procure bus tickets offline from individual bus operators for our travel agent customers. We procure bus tickets for our travel agent customers at base rates and earn revenue by including a markup or fees on the tickets. We also earn incentives and commissions from our supplier for completing bookings.

Rail ticketing

We are a B2B Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows us to offer reservations through Indian Railways’ passenger reservation system on our webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. We have integrated our system with IRCTC’s to provide a seamless booking process for our travel agent customers. According to the 2016-2017 annual report of the Ministry of Railways, Indian Railways sold 209 million tickets in 2016-2017 and carries approximately 23 million passengers daily. Rail travel is the primary mode of transportation for Indians, particularly in rural areas.

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

Sunalpha entered into an agreement with IRCTC for a one-year term that expired in October 2017. On September 30, 2017, Sunalpha renewed its agreement with the IRCTC. The agreement will expire on October 5, 2018 and may be renewed for an additional annual term at the discretion of the IRCTC. The IRCTC may terminate or temporarily suspend the agreement without prior notice.

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

Money transfer service

As a value-added service, our business agent customers may use our internet platform which is connected to intermediary bank settlement system to make cash transfers on behalf of their customers. We pay our suppliers for the services and earn a commission as a percentage of the price of the services. We also collect a service charge or fees on to our business agent customers for performing the money transfer services for their customers. We originate domestic remittance transactions using intermediary banking system, and bank sends money to end customer bank account.

Distribution

Our travel agent customers search and book travel services and products for their clients through our internet-based Travelcord platform at www.tripborn.com. Our sales and marketing team enrolls the new travel agent customers and distributors. We train these travel agent customers to use our systems and processes. The travel agent customers can enroll with us to access some or all of the booking services available on our platform. For example, some travel agent customers may choose only to access rail ticketing, while others may choose to access our entire offering of services. We do not have formal arrangements with our travel agent customers, but we evaluate each travel agent customer prior to enrolling them into our system to assess their credit-worthiness and negotiate payment terms. We require our travel agent customers to provide payment for services booked through us from within one to ten days. We also charge our travel agent customers a one-time non-refundable enrollment fee of $75 - $100.

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

Sales and Marketing

We facilitate the sale of third parties’ travel services and products through our internet website to travel agents, who book hotels and tickets for their largely offline customers. In the past three years, we have built a network of over 6,534 plus service agents by reputation and word of mouth. Our agent customers are primarily based in and around the city of Ahmedabad in Gujarat, but also operate in the other states across India. We are expanding our sales team and hiring employees to expand our marketing and sales efforts.

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

We rely on confidentiality and non-compete agreements and provisions to protect our intellectual property rights. Our trademark registration in India for our name is pending for approval as of March 31, 2018.

Employees

We currently have 44 employees based in our Ahmedabad, Gujarat and Bangalore, Karnataka, India offices, all of which are full time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that we have satisfactory employee relations.

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

We believe that we are in compliance with these laws, regulations and policies. Although we cannot predict the effect of changes to the existing laws, regulations and policies or of the proposed laws, regulations and policies that are described below, we are not aware of proposed changes or proposed new laws, regulations and policies that will have a material adverse effect on our business.

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

Item 1A. Risk Factors

The following are factors that could have a significant impact on our operations and financial results and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statement.

The travel industry in India is highly competitive and fragmented, and we may not be able to compete effectively as Sales and Marketing efforts requires deep understanding of local demographics and local demand. We intend to build our brand in the underserved rural and semi-rural markets through our superior service-oriented travel portal, which requires technology adoption and internet infrastructure to access our services in those areas.

Certain of our travel service suppliers have also been steadily focusing on increasing online demand on their own websites and decreasing or eliminating their dependence on third-party distributors like us. For instance, many low-cost airlines may, subject to applicable regulations, reduce or eliminate commissions to agents such as us or restrict the amount of service fees we are able to charge customers. For instance, local suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as their own bonus miles or loyalty points, which could make their offerings more attractive to customers than offerings like ours.

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

We will require additional financing to sustain our business, which may not be available on favorable terms, if at all. We estimate that we will require approximately $5,000,000 and $8,000,000 in the next 12 and 24 months respectively, to continue and grow our business. We may seek additional funding through a combination of equity offerings, debt financings or other third-party funding and other collaborations, strategic alliances and licensing arrangements to fully implement our business plan. For instance, in fiscal years 2016 and 2017, we issued convertible notes, which may convert into shares of our common stock in the future. We have also sold shares of our common stock to certain investors pursuant to subscription agreements in a private placement. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders may experience significant dilution. In addition, these new securities may contain certain rights, preferences or privileges that are senior to those of the shares of our common stock, which may decrease the value of an investment in our common stock. If we cannot obtain additional financing, we will not be able to achieve the necessary sales growth to cover our costs, and our results of operations would be negatively affected.

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

As a newly public company we now are required to comply with new laws, regulations, requirements and certain corporate governance provisions under the Exchange Act and the Sarbanes-Oxley Act. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses and will make some activities more time-consuming and costly. In connection with becoming a reporting company, we need to:

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

With the exception of our CEO and Chief Financial Officer, our accounting and finance staff lacks depth and skill in the application of generally accepted accounting principles with respect to external financial reporting for Exchange Act reporting companies. We also do not have an audit committee or a member of our board of directors who would satisfy the definition of an audit committee financial expert. We intend to engage the services of additional accounting personnel to assist with our financial accounting and reporting requirements to develop our internal control over financial reporting and to produce timely financial reports. Until we do so, we may experience difficulty producing reliable and timely financial statements, which could cause investors to lose confidence in our reported financial information and the market price of our stock to decline significantly. We also may be unable to obtain additional financing on acceptable terms, and our business and financial condition could be harmed.

If we fail in implementing appropriate internal financial control over financial reporting, the price of our common stock may be adversely affected.

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

U.S. Federal Income Tax Reforms could adversely affect us.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “TCJ Act”). The TCJ Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Toll Charge”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Charge will be paid over an eight-year period, starting in 2018, and will not accrue interest. The TCJ Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. As our foreign owned subsidiary has no history of operating income our preliminary estimate is that we will not be subject to the Toll Charge. Management is still finalizing their analysis related to certain matters, such as developing interpretations of the provisions of the TCJ Act, changes to certain estimates and evaluating amounts related to the earnings and profits of our foreign subsidiary, and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJ Act may require changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. We do not have any material impact on our financial results for the fiscal year ended March 31,2018.

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

A failure of one or more key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on the Company’s business or reputation.

The Company relies extensively on information technology (IT) systems, networks and services, including Internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting business. The various uses of these IT systems, networks and services include, but are not limited to:

•	booking and managing our services from suppliers;

•	collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data;

•	processing transactions;

•	summarizing and reporting results of operations;

•	marketing and selling products and services to consumers;

•	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal or tax requirements;

•	providing data security; and

•	handling other processes necessary to manage the Company’s business.

 Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks and services, as well as the confidentiality, availability and integrity of the Company’s data. The Company’s operations, especially its retail operations, involve the storage and transmission of employees’, customers’ and consumers’ proprietary information, such as credit card and bank account numbers. The Company’s payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. If the IT systems, networks or service providers relied upon fail to function properly, or if the Company suffers a loss or disclosure of customers’ and consumers’ data, business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and business continuity plans do not effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations, a risk of government enforcement action, litigation and possible liability, and reputational, competitive and/or business harm, which may adversely impact the Company’s results of operations and/or financial condition.

As techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of the Company’s security occurs, the public perception of the effectiveness of the Company’s security measures could be harmed and the Company could lose customers and consumers, which could adversely affect its business.

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

As a U.S.-based holding company that provides services in India through our operating subsidiary, we are subject to income taxes and non-income-based taxes in the United States and in India. Due to economic and political conditions, tax rates and tax regimes in the jurisdictions in which we are located and operate may be subject to significant change. Our future effective tax rates could be affected by changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Although we believe that our tax filing positions are reasonable and comply with applicable laws, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If our effective tax rates were to increase, our cash flows, financial condition and results of operations would be adversely affected.

Judgments that our stockholders obtain against us may not be enforceable.

Substantially all our assets are located outside of the United States and substantially all of our revenue is derived outside of the United States. In addition, our vice president and director, Sachin Mandloi resides in India and our president and director, Deepak Sharma spends a significant amount of time in India. As a result, it may be difficult for stockholders to effect service of process within the United States upon these persons. It is uncertain whether the courts of India would recognize or enforce judgments of United States or state courts against us or such persons predicated upon the civil liability provisions of the laws of the United States or any state. In addition, there is uncertainty as to whether such Indian courts would be competent to hear original actions brought in India against us or such persons predicated upon the laws of the United States or any state.

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

Our processing, storage, use and disclosure of customer data of our travel agent customers or visitors to our website could give rise to liabilities as a result of governmental regulation, conflicting legal requirements such as General Data Protection Regulations, differing views of personal privacy rights or data security breaches.

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

We do not have formal arrangements with many of our service suppliers.

We rely on our suppliers to facilitate the sale of our travel and money transfer services. We do not have formal agreements with many of our travel service suppliers, including many hotels, whose booking systems or central reservations systems we rely on for bookings and confirmation as well as certain payment gateway arrangements. In addition, the IRCTC may terminate or temporarily suspend our agreement with them without prior notice. We cannot assure that these third parties will not terminate these arrangements with us on short notice or without notice. Termination, non-renewal or suspension or an adverse amendment of any of these arrangements could have a material adverse effect on our business, financial condition and results of operations.

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

Prior to acquiring our Indian operating subsidiary we were a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Resales pursuant to Rule 144 promulgated under the Securities Act of the securities of a former shell company, such as us, are not permitted (i) until at least 12 months have elapsed from the April 18, 2016 initial filing of our Registration Statement on Form S-1, which reflected our status as a non-shell company and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. As a result, sales may not be made under Rule 144 unless we and the selling stockholders are in compliance with the requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period than a non-former shell company could make an investment in our securities less attractive and could cause the share price of our common stock to decline. Currently our stock is trading under $5 and we have no trading volume.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

If we fail to maintain an effective system in internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect the investor confidence in the us and, as result, the value of our common stock.

The Company has material weakness to maintain an effective system in internal control over financial reporting. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We are required under Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404(b) attestations, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, investor groups like Institutional Shareholder Services could initiate a withhold vote campaign with respect to the re-election of the members of our audit committee, and we could be subject to sanctions or investigations by the Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Provisions in our charter documents or Delaware law may inhibit a takeover or make it more difficult to effect a change in control, which could adversely affect the value of our common stock.

Our certificate of incorporation and bylaws contain, and Delaware corporate law contains, provisions that could delay or prevent a change of control or changes in our management. These provisions will apply even if some of our stockholders consider the offer to be beneficial or favorable. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

Raising additional capital by issuing securities may cause dilution to our stockholders.

We may need or desire to raise substantial additional capital in the future. Our future capital requirements will depend on many factors, including, among others:

•	Research and development investments (including our investment in fine powder capabilities for direct printing and our development efforts tied to large format direct and indirect 3D printing machines);

•	Our degree of success in capturing a larger portion of the industrial products production market;

•	The costs of establishing or acquiring sales, marketing, and distribution capabilities for our products;

•	The costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our issued patents, and defending intellectual property-related claims;

•	The extent to which we acquire or invest in businesses, products or technologies and other strategic relationships; and

•	The costs of financing unanticipated working capital requirements and responding to competitive pressures.

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing stockholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing stockholders. Additionally, future sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 2,455 square feet of office space for our principal executive officers in Ahmedabad, India. Currently, our president and director, Deepak Sharma leases this space to us at no charge.

Since March 2016, we also lease approximately 4,080 square feet of office space for our technology center in Bangalore, Karnataka India, for which we currently pay approximately $5,896 per month including annual maintenance charges. This lease is continued with expiration dates through December 2024. We believe these properties suit our operations and business needs and that adequate, suitable lease space will continue to be available to meet our needs. Following table describes our obligation for the next five year from the lease.

Fiscal Year	Estimated Lease Charges
2019	$70,757
2020	$75,272
2021	$80,067
2022	$85,116
2023	$90,549

Item 3. Legal Proceedings

We are not currently involved in any material legal proceedings. From time-to-time, we anticipate we will be involved in legal proceedings, claims and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event, there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

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

Holders

As of that date, there were approximately 35 stockholders of record for our common stock. This does not include beneficial owners holding common stock in street name in brokerage accounts. Currently no employee have been granted any Equity from the Employee Stock Option Plan from the company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 11 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATIONS

Twelve Months Ended March 31, 2018 and 2017

The following table presents, for the fiscal years ended March 31, 2018 and 2017, the components of our consolidated statements of income:

	Twelve Months Ended March 31,
	2018	2017
Net revenue	$349,818	$548,218

Cost of revenue	260,769	293,841

Gross profit	89,049	254,377

Operating expenses
Selling, general, and administrative expenses	747,673	490,829
Legal and consulting expenses	144,764	246,440
Depreciation and amortization	385,797	226,526
Impairment of intangible assets	696,499	-

Income (loss) from operations	(1,885,684)	(709,418)

Other income (expense)
Other income	27,325	21,625
Interest income	522
Interest expense	(174,899)	(162,163)
Total other income (expense)	(147,052)	(140,538)

Income (loss) before income tax expense	(2,032,736)	(849,956)
Income tax benefit (expense)	(226,331)	167,032

Net income (loss)	(2,259,067)	(682,924)

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

Operating Expenses

Total operating expenses for the twelve months ended March 31, 2018 were $1,974,733 compared to $963,795 in the prior year.  Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as our operations have grown to support our future growth and $696,499 impairment charges for our intangible asset. We expect our sales and marketing expenses to continue to increase as we continue to grow the business and hire experienced personnel to support our expanding business and operations. We anticipate our general and administrative expenses will increase as we incur expenses associated with being an Exchange Act reporting company.

If the future operating performance of our is not consistent with our assumptions, we could be required to record additional non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. As of March 31, 2018, total consolidated intangible net assets were approximately $498,758 from total consolidated assets of $2,200,338.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had $1,155,367 in cash and cash equivalents, compared to $516,707 as of March 31, 2017. This $ 638,660 increase in cash is a result of common stock sales of $1,098,000 during fiscal 2018 offset by operating losses generated during the year ended March 31, 2018. As of March 31, 2018, we have stockholders’ deficit of $741,656 compared to a deficit of $88,394 as of March 31, 2017.  Our stockholders’ deficit decreased as a result of the increase in our operating losses offset by our common stock sales and convertible note sales and issuances during the year.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes.  Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Twelve Months Ended
	March 31,	March 31,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(459,174)	$(500,394)
Investing Activities	(7,971)	(715,551)
Financing Activities	1,098,000	1,480,681

Operating Activities: Net cash used by operations was $459,174 during the twelve months ended March 31, 2018 compared to a cash use from operating activities of $500,394 during the prior year.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board Accounting Standards Codification 605 (“FASB ASC” 605). Revenue is recognized where there is a persuasive evidence of an arrangement in respect of services to be provided, where such services have been rendered, and the fee is determinable, and collectability is reasonably assured. We recognize revenue on a gross or net basis depending upon the underlying relationship with our suppliers for transactions. We derive our revenue primarily from air ticketing, rail ticketing, bus ticketing, hotels and vacation packages, online payment services and commissions fees and penalties.

Air Ticketing. Revenue from airline tickets is recognized on net commission basis which includes our nonrefundable surcharges and fees to our service agents. For certain airline transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked.

Vacation Packages. Revenue from vacation packages, including revenue on airline tickets sold to customers as a part of vacation packages, is accounted for on the gross basis as we are determined to be the primary obligor in the arrangement i.e., the risks and responsibilities are taken by us, including the responsibility for delivery of services.

Rail Ticketing. Revenue from rail ticket reservations is recognized on net basis which includes our nonrefundable surcharges and fees to our service agents. We recognized revenue on gross basis for railway service setup fees, which is non-refundable and collected from our service agent at the time of agent enrollment.

Money Transfer. To our service agent we provide system connectivity using our internet platform so our service agent can perform Money Transfer services behalf of their customers. Our internet platform facilitates connectivity between Bank and Service Agent. We recognized revenue on the net basis, we collect service charge or fees to our service agent for performing the money transfer services for their customers. Performance linked incentives from Banks or suppliers are recognized upon achievement of performance obligations and amount is billed to suppliers.

Other Revenue. Revenue from other sources, primarily comprising revenue from bus tickets booking fees, visa processing fees, and pre-and post-paid expenses are recognized after the services are being performed.

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

Cost of Revenue

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

Accounts Receivables and Credit Policies

Accounts receivable are stated at the amount’s management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. There was no bed debt allowance for the fiscal year ended March 31, 2018 an 2017.  The Company does not accrue interest on past due receivables

We recognize allowance for doubtful accounts and bad debt expense, which allow us to evaluate the performance of our company. Typical timeframe for bad debt expense is two year, however company management recognized that sometime collection of debt involves legal action and court proceedings and due to slow judicial system of India it may take up to three to five years for recognizing allowances for doubtful accounts. The Company maintains the ratio of uncollected debt, which should not rise more than 0.5 % of total gross turnover at any time.

Intangible Assets

Intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets that have limited useful lives are amortized on a straight-line basis over the shorter of their useful or legal lives. If the future operating performance of our is not consistent with our assumptions, we could be required to record additional non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. As of March 31, 2018, total consolidated intangible net assets were approximately $498,758 from total consolidated assets of $2,200,338.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did record impairment during the years ended March 31, 2018.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets. The Company charges repairs and maintenance costs that do not extend the lives of the assets to expenses as incurred.

Foreign Currency Translation

The Company translates the foreign currency financial statements into U.S. Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of ASC 830, Foreign Currency Matters. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within stockholders’ equity (deficit).

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tripborn, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tripborn, Inc. (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its March 31, 2018 financial statements to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ram Associates

  Hamilton, NJ

June 29, 2018, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is September 09, 2019

We have served as the Company’s auditor since 2015.

TRIPBORN, INC.

Consolidated Balance Sheets

March 31,

Assets
	2018	2017
Current assets
Cash and cash equivalents	$1,155,367	$516,707
Accounts receivable	184,798	289,089
Other current assets	351,519	294,203
Total current assets	1,691,684	1,099,999

Property and equipment, net	9,896	13,236
Intangible assets, net	498,758	1,563,222
Deferred tax assets	-	226,331
Total Assets	$2,200,338	$2,902,788

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$360,407	$175,748
Other current liabilities	731,542	460,314
Total current liabilities	1,091,949	636,062

Long-term liabilities
Convertible notes	1,850,045	2,355,120
Total current and long-term liabilities	2,941,994	2,991,182

Stockholders' equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 authorized	—	—
Common stock, par value $0.0001; 200,000,000 authorized
95,711,874 and 78,971,581 shares issued and outstanding as of
March 31, 2018 and March 31, 2017 respectively.	9,572	7,898
Additional paid-in capital	2,321,818	725,492
Accumulated other comprehensive income (loss)	14,537	6,732
Retained earnings/(deficit)	(3,087,583)	(828,516)
Total stockholders' equity (deficit)	(741,656)	(88,394)

Total liabilities and stockholders' equity	$2,200,338	$2,902,788

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended March 31,

	2018	2017

Net revenue	$349,818	$548,218

Cost of revenue	260,769	293,841

Gross profit	89,049	254,377

Operating expenses
Selling, general and administration expenses	747,673	490,829
Legal and consulting expenses	144,764	246,440
Depreciation and amortization	385,797	226,526
Impairment of intangible assets	696,499	-

Income (loss) from operations	(1,885,684)	(709,418)

Other income (expenses)
Other income	27,325	21,625
Interest income	522
Interest expense	(174,899)	(162,163)
Total other income (expense)	(147,052)	(140,538)

Income (loss) before income tax expense	(2,032,736)	(849,956)
Income tax benefit (expense)	(226,331)	167,032

Net income (loss)	(2,259,067)	(682,924)

Other comprehensive income (loss):

Unrealized foreign currency translation income/(loss)	7,805	(2,978)

Net comprehensive income/(loss) for the period	$(2,251,262)	$(685,902)

Basic income (loss) per share	$(0.02)	$(0.01)
Diluted income (loss) per share	$(0.02)	$(0.01)

Basic weighted average number of shares	91,287,934	77,286,488
Diluted weighted average number of shares	91,287,934	77,286,488

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended March 31, 2018 and 2017

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings/ deficit	Total stockholders’ equity/ (deficit)

Balance at March 31, 2016	76,804,914	7,681	75,708	9,710	(145,592)	(52,493

Other comprehensive income (loss)				(2,978)		(2,978)

Issuance of common shares	2,166,667	217	649,784			650,001

Net income (loss)					(682,924)	(682,924)

Balance at March 31, 2017	78,971,581	$7,898	$725,492	$6,732	$(828,516)	$(88,394)

Other comprehensive income (loss)				7,805		7,805

Issuance of common shares	3,660,001	366	1,097,634			1,098,000

Conversion of debt to common stock	13,080,292	1,308	498,692			500,000

Net income (loss)					(2,259,067)	(2,259,067)

Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(3,087,583)	$(741,656)

TRIPBORN, INC.

Consolidated Statements of Cash Flows

Years Ended March 31,

	2018	2017
Cash flows from operating activities
Net income (loss)	$(2,259,067)	$(682,924)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Impairment of intangibles	696,499	-
Depreciation and amortization	385,797	226,526
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	104,291	(171,710)
Other current assets	(68,912)	(221,222)
Deferred tax asset	226,331	(192,651)
Increase (decrease) in:
Accounts payable and accrued expenses	184,659	120,004
Other current liabilities	271,228	424,561
Net cash provided by (used in) operating activities	(459,174)	(497,416)

Cash flows from investing activities
Purchase of property and equipment	(4,084)	(12,130)
Increase in intangible assets	(3,887)	(703,421)
Net cash used in investing activities	(7,971)	(715,551)

Cash flows from financing activities
Increase in common stock	366	217
Increase in additional paid-in capital	1,097,634	649,784
Decrease in loan from shareholder	—	(23,958)
Increase in convertible notes		854,638
Net cash provided by financing activities	1,098,000	1,480,681

Effect of exchange rates changes on cash	7,805	(2,978)

Net change in cash	638,660	264,736

Cash
Beginning of the year	516,707	251,971
End of the year	$1,155,367	$516,707

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Conversion of debt to 13,080,292 shares of common stock	$500,000

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

Notes to Audited Consolidated Financial Statements

March 31, 2018 and 2017

1. DESCRIPTION OF BUSINESS

TripBorn, Inc. (“TripBorn” or the “Company”) is a Last Mile eCommerce aggregator that delivers the products and services to offline consumers using a service agent network in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, Last Mile Commerce platform that serves business agents and companies based in India in providing travel and financial services products for their offline customers offering travel reservations and related travel services and products to travel agents in India through its proprietary internet-based platform at www.tripborn.com.

Tripborn, Inc. (“Company”) was incorporated under the law of the state of Delaware in January 2010 office is located at 762 Perthshire Pl, Abingdon, MD 21009. The Company provides Online Travel Agency (OTA) and related services and selling its services to directly to Business customers. The Company primarily operates in India. Tripborn, Inc. formerly known as PinstripesNYC, Inc was operating as a shell company with nominal or no assets or operations until December 14, 2015. Tripborn Inc. was known as PinstripesNYC, Inc. until January 2016.

On December 14, 2015, PinstripesNYC, Inc. (the “Registrant”) executed and agreement and Plan of Merger (the, “Agreement”) with Sunalpha Green Technologies Private Limited (“Sunalpha”). Sunalpha registered under the Company Act of 1956, India with principle office located at 812, Venus Atlantis Corporate Park, Near Prahalad Nagar Garden, Satellite, Ahmedabad, Gujarat, India 380 015. As a result of the Merger, Sunalpha became a wholly owned subsidiary of the Registrant (Pinstripes NYC Inc.) now Tripborn Inc. and following the consummation of the Merger and giving effect to the issuance of 76,804,914 Merger Shares by its principle stockholders.

For accounting purposes, Sunalpha was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the Company. Accordingly, Sunalpha’s assets, liabilities, and results of operations are the historical consolidated financial statements of the Company and Company’s assets, liabilities and results of operations are consolidated with Tripborn Inc. effective as of the date of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction. The acquisition of all of the outstanding shares of common stock of Sunalpha by TripBorn on December 14, 2015 is being accounted for as a reverse recapitalization.

2. Restatement of Previously Reported Consolidated Annual Financial Statements

Background of the Restatement

We learned through our internal reporting assessment and found that our original filing needs to adjust disallowance of the Deferred Tax Allowance of $226,331and use of correct Foreign Currency Translation rate for the revenue numbers as per ASC 830-10 and Reclassification for the selling and general administration expenses and its presentation in the financial statements. We also found the violations of our accounting policies and procedures regarding the failure to accrue certain stock-based compensation, impairment on our intangible asset and executive salary expenses and certain liabilities in the quarters ending June 30, 2018, September 30, 2018 and December 31, 2018.

On August 28, the management has authorized the filing of our restated audited consolidated financial statements for the years ended March 31, 2018 and quarterly periods ending June 30, 2018, September 30, 2018 and December 31, 2018 to correct our previously issued financial statements.

Impact of the Restatement

Annual: As a result of the restatement, reported net losses from continuing operations was increased from $1,063,728 to $2,259,067, accumulated losses increased from $1,892,244 to $3,087,583 and our stockholders’ equity decrease from $454,802 to deficit of $741,656. The Company has $696,499 impairment charge for the fiscal year ending March 31, 2018.

We have developed our internet-based platform (“Travelcord”) using multiple systems platforms with an emphasis to scale our distribution and agent network by integrated other software platforms, applications and database systems into Travelcord. We designed these internal platforms to include open application protocol interfaces that can provide connectivity to our travel services suppliers such Airlines, travel service aggregators and other suppliers. We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. The cost of intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

Intangible assets pertaining to our software Travelcord decreased by $1,064,464 in the twelve months ended March 31, 2018, primarily as a result of amortization, impairments and currency effects of a stronger U.S. Due to the continued slow growth in Indian economy and regulation changes our agent network grew slower than its forecasting assumption. We determined that certain intangible assets, primarily technology were impaired. Therefore, included within amortization expense for the twelve months ended March 31, 2018, was a $696,949 non-cash impairment charge recorded. This charge was recorded within the caption "Selling, general and administrative expense" caption in our consolidated Statement of Earnings (Loss).

Quarterly: As a result of the restatement, reported net income from continuing operations from continuing operations were adjusted for quarters June 30, 2018, September 30, 2018 and December 31 as follows:

•	For the quarter ended June 30, 2018 our reported net losses from continuing operations was increased from $253,810 to $259,159, accumulated losses increased from $2,146,054 to $3,346,742 and our stockholders’ equity decreases from $204,652 to deficit of $999,368.

•	For the quarter ended September 30, 2018 our reported net losses from continuing operations was increased from $245,086 to $280,638, accumulated losses increased from $2,391,140 to $3,627,380 and our stockholders’ deficit increase from $36,298 to deficit of $1,070,089.

•	For the quarter ended December 31, 2018 our reported net losses from continuing operations was increased from $313,628 to $330,752, accumulated losses increased from $2,704,768 to $3,958,132 and our stockholders’ deficit increase from $203,671 to deficit of $1,254,680.

3. LIQUIDITY AND GOING CONCERN

The Company has reported net loss of $2,259,067, accumulated deficit of $3,087,583 and negative cash flow from operations of $459,174 as of and for the year ended March 31, 2018.

The Company sold 3,660,001 shares of common stock at a price of approximately $0.70 and received approximately $1,098,000 during fiscal year ended March 31, 2018.

As of March 31, 2018, we had $1,155,467 in cash and cash equivalents, compared to $516,707 as of March 31, 2017. This $ 638,660 increase in cash is a result of common stock sales of $1,098,000 during fiscal 2018 offset by operating losses generated during the year ended March 31, 2018. As of March 31, 2018, we have stockholders’ deficit of $747,656 compared to a deficit of $88,394 as of March 31, 2017.  Our stockholders’ deficit decreased as a result of the increase in our operating losses offset by our common stock sales and convertible note sales and issuances during the year.

The Company’s operations are subject to number of factors that can affect it operating results and financial conditions. Such factors include, but not limited to: the continuous enhancement of the current products and services; marketing its new services; continue to invest in new technologies; change in domestic and foreign regulations; the price of, and demand for, the company’s products and services and its ability to raise the capital to support its operations.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Sunalpha Green Technologies Private Limited. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto, those estimates, and assumptions affect the reported amounts assets, liabilities and disclosure of contingent assets and liabilities and revenue. Actual results could differ significantly from those estimates.

Our significant estimates include elements of revenue recognition, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software, and contingent liabilities, including taxes related to hotel occupancy. Actual amounts may differ from these estimates. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge. The Company has $696,949 impairment charge for the fiscal year ending March 31, 2018.

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

Air Ticketing. Revenue from airline tickets is recognized on net commission basis which includes our nonrefundable surcharges and fees to our service agents. For certain airline transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked.

Vacation Packages. Revenue from vacation packages, including revenue on airline tickets sold to customers as a part of vacation packages, is accounted for on the gross basis as we are determined to be the primary obligor in the arrangement i.e., the risks and responsibilities are taken by us, including the responsibility for delivery of services.

Rail Ticketing. Revenue from rail ticket reservations is recognized on net basis which includes our nonrefundable surcharges and fees to our service agents. We recognized revenue on gross basis for railway service setup fees, which is non-refundable and collected from our service agent at the time of agent enrollment.

Money Transfer. To our service agent we provide system connectivity using our internet platform so our service agent can perform Money Transfer services on behalf of their customers. Our internet platform facilitates connectivity between Bank and Service Agent. We recognized revenue on the net basis, we collect service charge or fees to our service agent for performing the money transfer services for their customers. Performance linked incentives from Banks or suppliers are recognized upon achievement of performance obligations and amount is billed to suppliers.

Other Revenue. Revenue from other sources, primarily comprising net commission and fees from bus tickets booking fees, visa processing fees, and pre-and post-paid expenses are recognized after the services are being performed.

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

Cash and Cash Equivalents

The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Sunalpha has eleven and nine accounts denominated in Indian Rupees at March 31, 2018 and 2017, respectively. As of March 31, 2018, and 2017, the cash balance in financial institutions in India was USD $501,899 and $116,806, respectively. The transactions are undertaken in Indian Rupees and results in foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

Receivables and Credit Policies

Accounts receivable are stated at the amount’s management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Company has no bad debt allowance for the fiscal year ended March 31, 2018 and 2017. The Company does not accrue interest on past due receivables.

The Company performs periodic analysis of each customer’s outstanding accounts receivable balance and assesses, on an account-by-account basis, whether the allowance for doubtful accounts needs to be adjusted based on currently available evidence such as historical collection experience, current economic trends and changes in customer payment terms. In accordance with the Company’s policy, if collection efforts have been pursued and all reasonable and contractually available avenues for collections exhausted, accounts receivable would be written off as uncollectible. The Company does use estimate to use a general reserve methodology when estimating the level of allowance for doubtful accounts because the Company believes, due to the unique circumstances of each customer and a limited number of customers, a general reserve methodology would not provide a reasonable estimate of potentially uncollectible accounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets. The Company charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred.

Intangible Assets

Intangible assets with definite useful lives are tested for impairment at least annually for their recoverability. We do not have any intangible assets with indefinite lives. Intangible assets that have limited useful lives are amortized on a straight-line basis over their useful lives.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company recorded an impairment charge of $696,499 during the year ended March 31, 2018. The Company did not record any impairment during the year March 31, 2017.

Foreign Currency Translation

The Company translates the foreign currency of its foreign subsidiary, whose functional currency is Indian rupee, into US Dollars, the reporting currency using the year or reporting period end or average exchange rates in accordance with the requirements of ASC subtopic 830, Foreign Currency Matters (“ASC 830”). Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit).

Earnings and Loss per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

Promotion and Advertising Expense

We incur advertising expense consisting of offline costs, including newspaper and media advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., newspaper, SMS or email campaign) as incurred each time the advertisement or promotion is performed.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options over the instruments vesting period. Options awarded to purchase shares of common stock issued to non-employees do not need to be remeasured as per ASU 2018-07 principles.

Leases

Leases of assets where the Company has assumed substantially all the risks and rewards of ownership are classified as finance leases. Finance leases are recognized at the lower of the fair value of the leased assets and the present value of the minimum lease payments.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company has determined the deferred tax assets and liabilities based on the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it  recognizes the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Recent Accounting Pronouncements

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

We adopted Revenue Recognition - Revenue from Contracts with Customers (ASU 2014-09) for the fiscal year ended March 31, 2018, which amends the guidance in former ASC 605, Revenue Recognition and found no significant impact on the revenue recognition.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet with a corresponding liability and disclosing key information about leasing arrangements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments in this ASU should be adopted on a modified retrospective basis. The Company reviewing adoption and its impact of this guidance on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. As of fiscal year, ending March 31, 2018 and 2017 we have no variable interest entity under common control with the reporting entity.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future consolidated financial statements.

5. PROPERTY AND EQUIPMENT, NET

Property and Equipment consists of the following as of March 31, 2018 and 2017. The property and equipment listed below are recorded in the books of Sunalpha.

	March 31, 2018	March 31, 2017
Computer	$13,443	$20,782
Furniture and Fixture	5,467	4,138
Office Equipment	6,352	5,768
Software License	768	244
Total	26,030	30,933
Accumulated depreciation	(16,134)	(17,696)
Fixed assets, net	$9,896	$13,236

Depreciation expense for the years ended March 31, 2018 and 2017 is $8,236, and $9,100 respectively.

6. INTANGIBLE ASSETS WITH DEFINITE LIVES

Intangible assets consist of the following as of March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
API Access	$139,472	$129,876
Software	954,501	1,651,000
Total	1,093,973	1,780,876
Accumulated amortization	(595,215)	(217,654)
Intangible assets, net	$498,758	$1,563,222

Amortization expense for the years ended March 31, 2018 and March 31, 2017 was $377,561 and $217,426, respectively.

7. STOCK COMPENSATION

During the current year 2018, we had no stock-based compensation.

8. CONVERTIBLE NOTES PAYABLE

Related Party Convertible Notes

The Company issued an $956,000 convertible note with maturity date of March 7, 2019, with annual rate of 10% from ARNA GLOBAL LLC, wholly owned by the Company’s president. The note converts into 21,194,381 shares of common stock (the “Note Shares”).

The Company issued an $695,000 convertible note with maturity date of December 19, 2019, with annual rate of 10% from TAKNIKI COMMUNICATION, wholly owned by the Company’s Vice President. The note converts into 10,303,070 shares of common stock (the “Note Shares”).

The Company issued an $156,407 convertible note with maturity date of March 7, 2019, with annual rate of 10% from Mr. Sharma, Company’s president. The note converts into 3,432,234 shares of common stock (the “Note Shares”).

The Company issued an $38,076 convertible note with maturity date of March 7, 2019, with annual rate of 10% from Mr. Mandloi, Company’s vice president. The note converts into 835,552 shares of common stock (the “Note Shares”).

The Company has accrued interest of $323,983 for related parties for the fiscal year ending March 31, 2018.

Non-Affiliate Party Convertible Notes

None.

9. RELATED PARTY TRANSACTION

On April 1, 2017, the board approved the compensation of Deepak Sharma, President of the Corporation, be fixed at USD 250,000/- per year for the next three year period beginning April 1, 2017 to year ending March 31, 2020, payments to be made in monthly installments on the last day of each month. The Company had not paid any compensation for the fiscal year ending March 31, 2018. The Company accrued the total executive compensation payable of $250,000 for the fiscal year ending March 31, 2018.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered with independent parties.

10. STOCKHOLDER’S EQUITY

During fiscal 2018 the Company issued and sold 3,660,000 shares of the Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per share was $0.30 resulting in aggregate proceeds of $1,098,000 to the Company.

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

11. INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets (liabilities) at March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017
Property and equipment	$(150,659)	$26,611
Carried forward loss	369,096	199,720
Total deferred income taxes	$218,437	$226,331
Less: Valuation allowance	$(218,437)	$-
Net deferred income taxes	$-	226,331

Income tax expense (benefit) was computed as follows:

Federal income tax	$-	$-
State income tax	-	-
Foreign jurisdiction income tax	-	-
Total income taxes, current provision	-	-
Deferred income tax expenses/(benefit)	226,331	(167,032)
Total income taxes expense/(benefit)	$226,331	$(167,032)

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

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of March 31, 2018, and 2017, the Company performed an evaluation to determine whether a valuation allowance was needed.  The Company considered all available evidence, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years.  Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.  Moreover, the Company's earnings are strongly influenced by national economic conditions and have been volatile in the past.

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of March 31, 2018, and 2017 we have not recorded any uncertain tax positions in our financial statements.

12. EARNINGS AND LOSS PER SHARE

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Years ended March 31,
	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(2,259,067)	$(682,924)
Weighted average common shares outstanding	91,287,934	77,286,488
Basic net income (loss) per share of common stock	$(0.02)	$(0.01)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(2,259,067)	$(682,924)
Weighted average common shares outstanding	91,287,934	77,286,488
Dilutive effects of convertible debt	-	-
Weighted average common shares, assuming dilutive effect of convertible debt	91,287,934	77,286,488
Diluted net income (loss) per share of common stock	$(0.02)	$(0.01)

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

Since March 2016, we also lease approximately 4,080 square feet of office space for our technology center in Bangalore, Karnataka India, for which we currently pay approximately $5,896 per month including annual maintenance charges. This lease is continued with expiration dates through December 2024. We believe these properties suit our operations and business needs and that adequate, suitable lease space will continue to be available to meet our needs. Following table describes our obligation for the next five year from the lease.

Fiscal Year	Estimated Lease Charges
2019	$70,757
2020	$75,272
2021	$80,067
2022	$85,116
2023	$90,549

14. SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company had no significant customers for the fiscal year ending March 31, 2018 and 2017. The Company had no significant suppliers in fiscal year ending March 31, 2018.

15. SUBSEQUENT EVENTS

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1.       Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position	Year First Elected Director
Deepak Sharma	42	President, Chief Executive Officer and Director	2015
Sachin Mandloi	40	Vice President and Director	2015
Richard J. Shaw	50	Chief Financial Officer and Treasurer	N/A

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Deepak Sharma has served as our President, Chief Executive Officer and a director since December 2015. He is also serving as our Chief Financial Officer. Mr. Sharma is the President of Alphatech Systems and Consulting Inc., an information technology service company that he founded in 2006. Alphatech provides customer solutions including software development and maintenance services.

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

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held twelve formal meetings and executed eight consents during the year ended March 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

The particulars of the compensation paid to our principal executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deepak Sharma, President & CEO	2018 2017	- -	- -	- -	- -	- -	- -	- -	- -
Sachin Mandloi, Vice President	2018 2017	$37,014 -	- -	- -	- -	- -	- -	- -	- -

Director Compensation

Each of our directors is an employee of the Company, and therefore do not receive any additional compensation for services as a director. The compensation that we pay to each of our directors is disclosed in the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table provides information as of fiscal year ending March 31, 2018, concerning beneficial ownership of our common stock known to us to be held by (1) our named executive officers, (2) our directors, (3) our executive officers and directors as a group and (4) each person or entity we know to beneficially own more than five percent of our common stock. The percentages of shares owned shown in the table below are based on 95,711,874 shares of our common stock outstanding as of March 31, 2018. According to SEC rules, a person is the “beneficial owner” of securities if he, she or it has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned

Named Executive Officers and Directors:

Arna Global LLC Owned: Deepak Sharma, President and Director	35,714,285	36.75%

Sachin Mandloi Vice President and Director	35,714,285	36.75%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended March 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services provided by principle accountant, our independent registered public accounting firm, during the fiscal year ended March 31, 2018, which we refer to as fiscal year 2018 and the fiscal year ended March 31, 2017, which we refer to as fiscal year 2017.

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

TRIPBORN, INC.

Date: September 10, 2019	By:	/ S / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates.

Signature	Title
/s/ Deepak Sharma Deepak Sharma	Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ Deepak Sharma Deepak Sharma	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sachin Mandloi Sachin Mandloi	Vice President and Director

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

