Form 10-Q/A
period 2018-06-30
TripBorn, Inc.
filed 2019-09-10
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Tripborn Inc. is filling this Amendment No. 2 (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q of Tripborn Inc. (the “Company”, “our” or “we”) for the quarter ended June 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2018 (the “Original Filing”);subsequently amended on August 6,2019 and to amend related disclosures including those regarding our disclosure controls and procedures. We have also restated certain unaudited quarterly results related to the quarters ended June 30, 2018, September 30, 2018 and December 31, 2018. This Form 10-Q/A also amends certain items in the Original Filling, as listed in “Items Amended in this Filing below.

Background of the Restatement

We have restated March 31, 2018 financial statements and learned through our internal reporting assessment that our original filing needs to adjust for the Quarter ended June 30, 2018 to carry forward opening financial results from March 31, 2018 and Reclassification for the selling and general administration expenses and its presentation in the financial statements from June 30, 2018. We also found the violations of our accounting policies and procedures regarding the failure to accrue expenses and liabilities in the quarters ending June 30, 2018. The management has authorized the filing of our unaudited consolidated financial statements for the quarter ended June 30, 2018.

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations from continuing operations and income from discontinued operations, net of tax, and earnings per diluted share from discontinued operations were adjusted for quarters June 30, 2018 as follows:

•	For the quarter ended June 30, 2018 our reported net losses from continuing operations was increased from $253,810 to $259,159.
•	Accumulated losses increased from $2,146,054 to $3,346,742;
•	Our stockholders’ equity decreases from $204,652 to deficit of $999,368.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of June 30, 2018 because the Company did not maintain effective controls within its financial close process. This material weakness resulted in misstatements in the Company’s annual financial statements that were not prevented or detected on a timely basis and led to the restatement described above. Based on this evaluation, management has concluded that, as of June 30, 2018, the Company’s internal control over financial reporting was ineffective.

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

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Financial Highlights

Part I, Item 1 - Financial Information

Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 - Controls and Procedures

Part II, Item 1A – Risk Factors

Part II, Item 6 - Exhibits, Financial Statement Schedules

The Company’s Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

2

TripBorn, Inc.

Form 10-Q

For the First Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter Ended June 30,
	2018	2017
Net revenue	$95,640	$108,542

Cost of revenue	59,960	19,886

Gross profit	35,680	88,656

Operating expenses
Selling, general, and administrative expenses	168,584	176,177
Legal and consulting expenses	45,871	47,623
Depreciation and amortization	39,284	118,904

Income (loss) from operations	(218,059)	(254,048)

Other income (expense)
Other income	6,143

Interest income	82
Interest expense	(47,325)	(60,494)
Total other income (expense)	(41,100)	(60,494)

Income (loss) before income tax expense	(259,159)	(314,542)
Income tax benefit (expense)	-	92,000

Net income (loss)	(259,159)	$(222,542)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	95,711,874	80,660,849
Diluted weighted average number of shares	95,711,874	80,660,849

See accompanying notes to consolidated financial statements.

4

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	First Quarter Ended
	June 30,
	2018	2017
Net income (loss)	$(259,159)	$(222,542)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income/(loss)	1,447	(200)
Other comprehensive income (loss), net of tax	1,447	(200)
Comprehensive loss	$(257,712)	$(222,742)

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$805,657	$1,155,367
Accounts receivable	292,017	184,798
Other current assets	619,732	351,519
Total current assets	1,717,406	1,691,684

Property and equipment, net	9,326	9,896
Intangible assets, net	460,439	498,758

TOTAL ASSETS	$2,187,171	$2,200,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$404,259	$360,407
Other current liabilities	942,753	731,542

Total current liabilities	1,347,012	1,091,949

Long term liabilities
Convertible notes	1,839,527	1,850,045
Total current and long-term liabilities	3,186,539	2,941,994
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	-	-
Authorized shares: 10,000,000
Common stock $.0001 par value	9,572	9,572
Authorized shares: 200,000,000
Shares issued and outstanding: 95,711,874 and 78,971,581
Additional paid-in capital	2,321,818	2,321,818
Accumulated other comprehensive income (loss)	15,984	14,537
Retained earnings (deficit)	(3,346,742)	(3,087,583)
Total stockholders’ equity	(999,368)	(741,656)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,187,171	$2,200,338

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(2,391,084)	$(45,157)

Issuance of common stock

Other comprehensive income (loss)				1,447		1,447

Net income (loss)					(259,159)	(312,314)

Balance at June 30, 2018	95,711,874	9,572	2,321,818	15,984	(3,346,742)	(999,368)

See accompanying notes to consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended June 30
	2018	2017
Cash flows from operating activities
Net income (loss)	$(259,159)	$(222,542)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	39,284	118,904
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(107,219)	38,824
Other current assets	(268,213)	(12,813)
Deferred tax asset	-	(92,478)
Increase (decrease) in:
Accounts payable and accrued expenses	43,852	(53,185)
Other current liabilities	211,211	142,366
Net cash provided by (used in) operating activities	(340,244)	(80,924)

Cash flows from investing activities
Purchase of property and equipment	(396)	368
Increase in intangible assets	-	569
Net cash provided by (used in) investing activities	(396)	937

Cash flows from financing activities
Increase in common stock		182
Increase in additional paid-in capital		546,818
Increase (Decrease) in loan from shareholders
Increase in convertible notes	(10,518)
Net cash provided by (used in) financing activities	(10,518)	547,000

Effect of exchange rates changes on cash	1,447	(200)

Net change in cash and cash equivalents	(349,710)	466,813

Cash
Beginning of the year	1,155,367	516,707
End of the year	$805,657	$983,520

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

2. LIQUIDITY AND GOING CONCERN

The Company has reported net loss of $259,159, accumulated loss of $3,346,742 and negative cash flow from operations of $340,244 as of and for the quarter ended June 30, 2018.

As of June 30, 2018, we had $805,657 in cash and cash equivalents, compared to $1,155,367 as of March 31, 2018. This $ 349,710 decrease in cash is a result in operating loss generated during the quarter ended June 30, 2018. As of June 30, 2018, we have stockholders’ deficit of $999,368 compared to a deficit of $741,656 as of March 31, 2018.  Our stockholders’ deficit increased as a result of the increase in our operating losses during the quarter.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our significant estimates include elements of revenue recognition, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software, and contingent liabilities, including taxes related to hotel occupancy. Actual amounts may differ from these estimates. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge. The Company has no impairment charge for the quarter ending June 30, 2018.

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

4. PROPERTY AND EQUIPMENT, NET

Property and Equipment consists of the following as of June 30 and March 31, 2018. The property and equipment listed below are recorded in the books of Sunalpha.

	June 30, 2018	March 31, 2018
Computer	$13,443	$13,443
Furniture and Fixture	5,864	5,467
Office Equipment	6,352	6,352
Software License	768	768
Total	26,427	26,030
Accumulated depreciation	(17,101)	(16,134)
Fixed assets, net	$9,326	$9,896

Depreciation expense for the quarters ended June 30, 2018 and 2017 is $966 and $1,604 respectively.

5. INTANGIBLE ASSETS WITH DEFINITE LIVES

Intangible assets consist of the following as of June 30 and March 31, 2018:

	June 30, 2018	March 31, 2018
API Access	$139,472	$139,472
Software	954,501	954,501
Total	1,093,973	1,093,973
Accumulated amortization	(633,534)	(595,215)
Intangible assets, net	$460,439	$498,758

Amortization expense for the quarters ended June 30, 2018 and 2017 was $38,319 and $117,300, respectively.

6. STOCK COMPENSATION

During the quarter ended June 30, 2118, we had no stock-based compensation.

7. CONVERTIBLE NOTES PAYABLE

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

The Company has accrued interest of $47,325 for related parties for the quarter ended June 30, 2018.

Non-Affiliate Party Convertible Notes

None.

8. RELATED PARTY TRANSACTION

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

9. STOCKHOLDER’S EQUITY

None.

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

11. EARNINGS AND LOSS PER SHARE

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

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	First Quarter Ended June 30,
	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(259,159)	$(222,542)
Weighted average common shares outstanding	95,711,874	80,660,849
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(259,159)	$(222,542)
Weighted average common shares outstanding	95,711,874	80,660,849
Dilutive effects of convertible debt	-	-
Weighted average common shares, assuming dilutive effect of convertible debt	95,711,874	80,660,849
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)

Due to net loss, the shares of common stock underlying the convertible notes described in Notes 7 and 9 were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

12. COMMITMENTS

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

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2018, the date on which the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this report, including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements. These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

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

Further information on the risks specific to our business is detailed within this report, including under “Risk Factors.” Forward-looking statements speak only as of the date they were made, and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise. The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our latest Annual Report that has been filled on Form 10-K.

Overview

We are Last Mile Commerce and Connectivity aggregator that delivering the product and services to offline consumer using service agent network in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, Last Mile Commerce platform that serves business agents and companies based in India in providing travel and financial services products for their offline customers. Through our internet-based platform, our business or travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services and financial services including money transfer bill payment, and Micro ATM products. We serve approximately 6,534 business agents across India. We plan to expand our presence throughout pan-India as opportunities present, with an immediate focus on the states of Gujarat, Maharashtra, Rajasthan, Delhi, Bihar, Jharkhand, Orissa, and Madya Pradesh and South India. Sometimes we also referred as an Online Travel Agency (“OTA”), that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com.

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

	Quarter Ended June 30
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

	First Quarter Ended June 30,
	2018	2017
Net revenue	$95,640	$108,542

Cost of revenue	59,960	19,886

Gross profit	35, 680	88,656

Operating expenses
Selling, general, and administrative expenses	168,584	176,177
Legal and consulting expenses	45,871	47,623
Depreciation and amortization	39,284	118,904

Income (loss) from operations	(218,059)	(254,048)

Other income (expense)

Other income	6,143	-
Interest income	82
Interest expense	(47,325)	(60,494)

Total other income (expense)	(41,100)	(60,494

Income (loss) before income tax expense	$(259,159)	$(314,542)
Income tax benefit	-	92,000

Net income (loss)	$(259,159)	$(222,542)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average number of shares	95,711,874	80,660,849
Diluted weighted average number of shares	95,711,874	80,660,849

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

Operating Expenses

Total operating expenses for the first quarter ended June 30, 2018 were $253,739 compared to $342,704 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $45,871 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, even with $47,623 in the prior year quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had $805,657 in cash and cash equivalents, compared to $1,155,367 as of March 31, 2018. The $349,710 decrease in cash was driven by our operating loss and a use of working capital. As of June 30, 2018, we had stockholder’s deficit of $999,368 compared to stockholder’s deficit of $741,656 at March 31, 2018, which resulted an increase in operating losses during the quarter ended June 30, 2018.

Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes. Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Three Months Ended
	June 30,	June 30,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(340,244)	$(80,924)
Investing Activities	(396)	937
Financing Activities	(10,518)	547,000

Operating Activities: Net cash used by operations was $340,244 during the three months ended June 30, 2018 compared to a cash use from operating activities of $80,924 during the same period in fiscal 2018. The year-over-year increase in cash used by operations is primarily the result of an increase in operating losses plus negative changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the three months ended June 30, 2018, there was a cash use of $396 from investing activities compared to a cash provision of $937 in the same period in fiscal 2018. These cash uses represent net changes in property, plant, and equipment and intangible assets.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our current Annual Report on Form 10-K for the year ended March 31, 2018.

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

