Form 10-Q/A
period 2018-09-30
TripBorn, Inc.
filed 2019-09-10
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 01, 2018 to September 30, 2018

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

EXPLANATORY NOTE

Tripborn Inc. is filling this Amendment No. 2 (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q of Tripborn Inc. (the “Company”, “our” or “we”) for the quarter ended June 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2018 (the “Original Filing”), and to amend related disclosures including those regarding our disclosure controls and procedures. We have also restated certain unaudited quarterly results related to the quarters ended June 30, 2018, September 30, 2018 and December 31, 2018. This Form 10-Q/A also amends certain items in the Original Filling, as listed in “Items Amended in this Filing below.

Background of the Restatement

We have restated March 31, 2018 and June 30, 2018 financial statements and learned through our internal reporting assessment that our original filing needs to adjust for the Quarter ended September 30, 2018 to carry forward opening financial results from March 31 and June 30, 2018 and Reclassification for the selling and general administration expenses and its presentation in the financial statements for September 30, 2018. We also found the violations of our accounting policies and procedures regarding the failure to accrue expenses and liabilities in the quarters ending September 30, 2018. The management has authorized the filing of our unaudited consolidated financial statements for the quarter ended September 30, 2018.

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations from continuing operations and income from discontinued operations, net of tax, and earnings per diluted share from discontinued operations were adjusted for quarters September 30, 2018 as follows:

•	For the quarter ended September 30, 2018 our reported net losses from continuing operations was increased from $245,086 to $280,638

•	our accumulated losses increased from $2,391,140 to $3,627,380; and

•	our stockholders’ deficit increase from $36,298 to deficit of $1,070,089.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of September 30, 2018 because the Company did not maintain effective controls within its financial close process. This material weakness resulted in misstatements in the Company’s annual financial statements that were not prevented or detected on a timely basis and led to the restatement described above. Based on this evaluation, management has concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was ineffective. In connection with the restatement described above, the Company’s principal executive officer and principal financial officer re-evaluated the effectiveness of our disclosure controls and procedures and have concluded that Tripborn’s disclosure controls and procedures were not effective. In connection with the assessment described in this Explanatory Note, the Company has identified and implemented, and continues to identify and implement, actions to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures, including plans to enhance the Company’s resources and training with respect to financial reporting and disclosure responsibilities.

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

Part II, Item 1A – Risk Factors, Item 6 - Exhibits, Financial Statement Schedules

The Company’s Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

2

TripBorn, Inc.

Form 10-Q

For the Second Quarter and Six Months Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$84,583	$70,090	$180,223	$178,632

Cost of revenue	56,422	6,987	116,382	26,873

Gross profit	28,161	63,103	63,841	151,759

Operating expenses
Selling, general, and administrative expenses	202,339	143,488	370,923	319,665
Legal and consulting expenses	31,626	50,024	77,497	97,647
Depreciation and amortization	33,579	80,643	72,863	199,547

Income (loss) from operations	(239,383)	(211,052)	(457,442)	(465,100)

Other income (expense)
Other income	6,392		12,535	-
Interest income	62	164	144	164
Interest expense	(47,709)	(9,095)	(95,034)	(69,589)
Total other income (expense)	(41,255)	(8,931)	(82,355)	(69,425)

Income (loss) before income tax expense	(280,638)	(219,983)	(539,797)	(534,525)
Income tax benefit (expense)		78,529	-	170,529

Net income (loss)	$(280,638)	$(141,454)	$(539,797)	$(363,996)

Basic income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average number of shares	95,819,093	86,888,168	95,819,093	86,888,168
Diluted weighted average number of shares	95,819,093	86,888,168	95,819,093	86,888,168

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(280,638)	$(141,454)	$(539,797)	$(363,996)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income / (loss)	4,136	227	5,583	27

Comprehensive loss	$(276,502)	$(141,227)	$(534,214)	$(363,969)

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$872,738	$1,155,367
Accounts receivable	314,496	184,798
Other current assets	348,357	351,519
Total current assets	1,535,591	1,691,684

Property and equipment, net	8,310	9,896
Intangible assets, net	427,874	498,758

TOTAL ASSETS	$1,971,775	$2,200,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$453,050	$360,407
Other current liabilities	748,146	731,542
Total current liabilities	1,201,196	1,091,949

Long term liabilities
Convertible notes	1,840,668	1,850,045
Total current and long-term liabilities	3,041,864	2,941,994
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	--	--
Authorized shares: 10,000,000
Common stock $.0001 par value	9,620	9,572
Authorized shares: 200,000,000
Shares issued and outstanding: 95,711,874 and 96,190,434
Additional paid-in capital	2,527,551	2,321,818
Accumulated other comprehensive income (loss)	20,120	14,537
Retained earnings (deficit)	(3,627,380)	(3,087,583)
Total stockholders’ equity	(1,070,089)	(741,656)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,971,775	$2,200,338

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(2,309,174)	$36,753

Issuance of common stock

Other comprehensive income (loss)				1,447		1,447

Net income (loss)					(259,067)	(259,067)

Issuance of common stock	478,560	48	205,733			205,781

Other comprehensive income (loss)				4,136		4,136

Net income (loss)					(280,638)	(280,638)

Balance at September 30, 2018	96,190,434	9,620	2,527,551	20,120	(3,627,380)	(1,070,089)

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30
	2018	2017
Cash flows from operating activities
Net income (loss)	$(539,797)	$(363,996)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	72,863	199,547
Advisory Fees	25,723	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(129,698)	124,561
Other current assets	183,220	(57,412)
Deferred tax asset	-	(169,414)
Increase (decrease) in:
Accounts payable and accrued expenses	92,643	(108,580)
Other current liabilities	16,604	173,366
Net cash provided by (used in) operating activities	(278,442)	(201,928)

Cash flows from investing activities
Purchase of property and equipment	(393)	(3,734)
Increase in intangible assets	-	11,422
Net cash provided by (used in) investing activities	(393)	7,688

Cash flows from financing activities
Increase in common stock	-	2,023
Change in additional paid-in capital	-	1,595,977
Increase (Decrease) in loan from shareholders	-	-
Convertible note conversion	-	(500,000)
Decrease in convertible notes	(9,377)	-
Net cash provided by (used in) financing activities	(9,377)	1,098,000

Effect of exchange rates changes on cash	5,583	27

Net change in cash and cash equivalents	(282,629)	903,787

Cash
Beginning of the year	1,155,367	516,707
End of the year	$872,738	$1,420,494

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

2. LIQUIDITY AND GOING CONCERN

The Company has reported net loss of $280,638, accumulated loss of $3,627,380 and negative cash flow from operations of $278,442 as of and for the quarter ended September 30, 2018.

As of September 30, 2018, we had $872,738 in cash and cash equivalents, compared to $1,155,367 as of March 31, 2018. This $ 282,629 decrease in cash is a result in operating loss generated during the quarter ended September 30, 2018. As of September 30, 2018, we have stockholders’ deficit of $1,070,089 compared to a deficit of $741,656 as of March 31, 2018.  Our stockholders’ deficit decreased as a result of the increase in our operating losses during the quarter.

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

Our significant estimates include elements of revenue recognition, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software, and contingent liabilities, including taxes related to hotel occupancy. Actual amounts may differ from these estimates. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge. The Company has no impairment charge for the quarter ending September 30, 2018.

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

Air Ticketing. Revenue from airline tickets is recognized on net commission basis which includes our non-refundable surcharges and fees to our service agents. For certain airline transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked.

Vacation Packages. Revenue from vacation packages, including revenue on airline tickets sold to customers as a part of vacation packages, is accounted for on the gross basis as we are determined to be the primary obligor in the arrangement i.e., the risks and responsibilities are taken by us, including the responsibility for delivery of services.

Rail Ticketing. Revenue from rail ticket reservations is recognized on net basis which includes our non-refundable surcharges and fees to our service agents. We recognized revenue on gross basis for railway service setup fees, which is non-refundable and collected from our service agent at the time of agent enrollment.

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

Cash and Cash Equivalents

The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk. Sunalpha has fourteen accounts denominated in Indian Rupees. As of September 30, 2018, and 2017, the cash balance in financial institutions in India was USD $466,744 and $168,901, respectively. The transactions are undertaken in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

	September 30, 2018	March 31, 2018
Computer	$13,443	$13,443
Furniture and Fixture	5,864	5,467
Office Equipment	6,352	6,352
Software License	768	768
Total	26,427	26,030
Accumulated depreciation	(18,117)	(16,134)
Fixed assets, net	$8,310	$9,896

Depreciation expense for the quarters ended September 30, 2018 and 2017 is $1,982 and $1,901, respectively.

5. INTANGIBLE ASSETS WITH DEFINITE LIVES

Intangible assets consist of the following as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
API Access	$139,472	$139,472
Software	954,501	954,501
Total	1,093,973	1,093,973
Accumulated amortization	(666,099)	(595,215)
Intangible assets, net	$427,874	$498,758

Amortization expense for the quarters ended September 30, 2018 and 2017 was $70,884 and $82,550, respectively.

6. STOCK COMPENSATION

During the current quarter ended September 30, 2018, company issued 478,560-common shares to an individual for services to be performed on the company’s behalf until June 2020 and corresponding expenses is recorded in Selling, General and Administration expense as of the quarter ended September 30, 2018. The issuance of these shares is being made pursuant to certain administrative services, advisory board services, business development services, consulting services, financial consulting services. The Board has equated the number of these shares at fair value of the services to be provided by this individual.

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

The Company has accrued interest of $47,709 for related parties for the quarter ended September 30, 2018.

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

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(280,638)	$(141,454)	$(539,797)	$(363,996)
Weighted average common shares outstanding	95,819,093	86,888,168	95,819,093	86,888,168
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(280,638)	$(141,454)	$(539,797)	$(363,996)
Weighted average common shares outstanding	95,819,093	86,888,168	95,819,093	86,888,168
Dilutive effects of convertible debt	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares, assuming dilutive effect of convertible debt	95,819,093	86,888,168	95,819,093	86,888,168
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

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

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2018, the date on which the financial statements were available to be issued.

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

Overview

We are Last Mile Commerce and Connectivity aggregator that delivering the product and services to offline consumer using service agent network in India through our website,  www.tripborn.com . Currently, we operate as a business to business, or B2B, Last Mile Commerce platform that serves business agents and companies based in India in providing travel and financial services products for their offline customers. Through our internet-based platform, our business or travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services and financial services including money transfer bill payment, and Micro ATM products. We serve approximately 6,534 business agents across India. We plan to expand our presence throughout pan-India as opportunities present, with an immediate focus on the states of Gujarat, Maharashtra, Rajasthan, Delhi, Bihar, Jharkhand, Orissa, and Madya Pradesh and South India. S ometimes we also referred as an Online Travel Agency (“OTA”), that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com. We generate revenue through our ticketing business, which includes rail ticketing, bus ticketing and air ticketing, and our hotel reservations and vacation and business packages business. We also generate revenue by providing online payment services and access to visa processing services.

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

	Quarter Ended September 30,		Six Months Ended September 30,
	2018	2018	2017	2017

Gross Bookings[1]	26,692,459	$6,320,230	40,412,988	$15,223,309
Revenue Margin[2]	0.34%	1.1%	0.48%	1.2%

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

SECOND QUARTER ENDED SEPTEMBER 30, 2018 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 30, 2017

	Second Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$84,583	$70,090	$180,223	$178,632

Cost of revenue	56,422	6,987	116,382	26,873

Gross profit	28,161	63,103	63,841	151,759

Operating expenses
Selling, general, and administrative expenses	202,339	143,488	370,923	319,665
Legal and consulting expenses	31,626	50,024	77,497	97,647
Depreciation and amortization	33,579	80,643	72,863	199,547

Income (loss) from operations	(239,383)	(211,052)	(457,442)	(465,100)

Other income (expense)
Other income	6,392		12,535	-
Interest income	62	164	144	164
Interest expense	(47,709)	(9,095)	(95,034)	(69,589)
Total other income (expense)	(41,255)	(8,931)	(82,355)	(69,425)

Income (loss) before income tax expense	(280,638)	(219,983)	(539,797)	(534,525)
Income tax benefit (expense)		78,529	-	170,529

Net income (loss)	$(280,638)	$(141,454)	$(539,797)	$(363,996)

Revenue

Net revenues for the quarter ended September 30, 2018 were $84,583 compared to $70,090 for the quarter ended September 30, 2017. Revenue for the quarter ended September 30, 2018 consisted of $11,255 from air ticketing compared to $18,070 in the prior year quarter, $4,814 from rail ticketing compared to $4,467 in the prior year quarter, $282 from vacation packages compared to $7,121 in the prior year quarter, $6,392 from payment services compared to $5,962 in the prior year quarter, and $68,232 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $34,470 in the prior year. Revenue increased by $14,493 in the current year quarter compared to the prior year quarter. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transactions that were processed. This increase was offset by declines in air vacation packages which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the second quarter ended September 30, 2018 was $56,422 compared to $6,987 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. The increase in cost of revenue from the second quarter ended September 30, 2018 compared to the prior year quarter was primarily driven by the reclassification of our selling expenses and its presentation in the financial September 30, 2018. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the quarter ended September 30, 2018 was $28,161 compared to $63,101 for the quarter ended September 30, 2017. The decrease of $34,940 is driven primarily re-classification of our selling expenses and its presentation in the financial numbers of September 30,2018.

Operating Expenses

Total operating expenses for the quarter ended September 30, 2018 were $267,544 compared to $274,155 for the prior year quarter. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $31,626 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $50,024 in the prior year quarter.

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

SIX MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2017

Revenue

Net revenues for the six months ended September 30, 2018 were $180,223 compared to $178,632 for the six months ended September 30, 2017. Revenue for the six months ended September 30, 2018 consisted of $19,479 from air ticketing compared to $39,970 in the six months ended September 30, 2017, $9,111 from rail ticketing compared to $13,363 in the six months ended September 30, 2017, $0 from hotel booking compared to $819 in six months ended September 30, 2017, $3,010 from vacation packages compared to $25,994 in the six months ended September 30, 2017, $12,535 from payment services compared to $12,600 in the six months ended September 30, 2017, and $148,622 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $85,724 in the six months ended September 30, 2017. Revenue increased by $1,591 in the six months ended September 30, 2018 compared to the six months ended September 30, 2017. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transactions that were processed. This increase was offset by declines in air and rail ticketing, hotel booking, and vacation packages which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the six months ended September 30, 2018 was $116,382 compared to $26,873 for the six months ended September 30, 2017. The cost of revenue represents fees charged by our suppliers. The increase in cost of revenue from the six months ended September 30, 2018 compared to the six months ended September 30, 2017 was primarily driven by the reclassification of our selling expenses in the financial number of September 30, 2018 and decrease in incentives from our aggregators and suppliers as no costs are associated with these incentives. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the six months ended September 30, 2018 was $63,841 compared to $151,759 for the six months ended September 30, 2017. The decrease of $87,918 is primarily driven by the reclassification of our selling expenses in the financial number of September 30, 2018.

Operating Expenses

Total operating expenses for the six months ended September 30, 2018 were $521,283 compared to $616,859 for the six months ended September 30, 2017. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $77,497 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $97,647 in the prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had $872,738 in cash and cash equivalents, compared to $1,155,367 as of March 31, 2018. The $282,629 decrease in cash was driven by our operating loss and a use of working capital. As of September 30, 2018, we had a stockholders’ deficit of $1,070,089 compared to stockholder’s deficit of $741,656 at March 31, 2018, which resulted from an increase in operating losses during the six months ended September 30, 2018. Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes. Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 30,	September 30,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(278,442)	$(201,928)
Investing Activities	(3,93)	7,688
Financing Activities	(9,377)	1,098,000

Operating Activities: Net cash used by operations was $278,442 during the six months ended September 30, 2018 compared to a cash use from operating activities of $201,928 during the same period in fiscal 2018. The cash used by operations in each year is primarily the result of an increase in operating losses plus negative changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the six months ended September 30, 2018, there was a cash provision of $393 from investing activities compared to a cash provision of $7,688 in the same period in fiscal 2018. These cash uses represent net changes in property, plant, and equipment and intangible assets.

Financing Activities: During the six months ended September 30, 2018, there was deficit of $9,377 used by financing activities compared to a $1,098,000 cash provision in the same period in fiscal 2018. Cash generated during the six months ended September 30, 2018 resulted from the sale of common stock pursuant to a private placement.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our current Annual Report that has been filled on Form 10-K for the year ended March 31, 2018.

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

