Form 10-Q/A
period 2018-12-31
TripBorn, Inc.
filed 2019-09-11
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 01, 2018 to December 31, 2019

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

EXPLANATORY NOTE

Tripborn Inc. is filling this Amendment No. 2 (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q of Tripborn Inc. (the “Company”, “our” or “we”) for the quarter ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2019 (the “Original Filing”), and to amend related disclosures including those regarding our disclosure controls and procedures. We have also restated certain unaudited quarterly results related to the quarters ended September 30, 2018, September 30, 2018 and December 31, 2018. This Form 10-Q/A also amends certain items in the Original Filling, as listed in “Items Amended in this Filing below.

Background of the Restatement

We have restated March 31, 2018, June 30, 2018 and September financial statements and learned through our internal reporting assessment that our original filing needs to adjust for the quarter ended December 31, 2018 to carry forward opening financial results from March 31, June 30, and September 30 2018 and Reclassification for the selling and general administration expenses and its presentation in the financial statements for December 31, 2018. We also found the violations of our accounting policies and procedures regarding the failure to accrue expenses and liabilities in the quarters ending December 31, 2018. The management has authorized the filing of our unaudited consolidated financial statements for the quarter ended December 31, 2018.

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations from continuing operations and income from discontinued operations, net of tax, and earnings per diluted share from discontinued operations were adjusted for quarters December 31, 2018 as follows:

•	For the quarter ended December 31, 2018 our reported net losses from continuing operations was increased from $313,628 to $330,752;
•	our accumulated losses increased from $2,704,768 to $3,958,132; and
•	our stockholders’ deficit increase from $203,671 to deficit of $1,254,680.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2018 because the Company did not maintain effective controls within its financial close process. This material weakness resulted in misstatements in the Company’s annual financial statements that were not prevented or detected on a timely basis and led to the restatement described above. Based on this evaluation, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was ineffective. In connection with the restatement described above, the Company’s principal executive officer and principal financial officer re-evaluated the effectiveness of our disclosure controls and procedures and have concluded that Tripborn’s disclosure controls and procedures were not effective. In connection with the assessment described in this Explanatory Note, the Company has identified and implemented, and continues to identify and implement, actions to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures, including plans to enhance the Company’s resources and training with respect to financial reporting and disclosure responsibilities.

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

1Form 10-Q

For the Third Quarter and Nine Months Ended December 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net revenue	$127,001	$77,192	$307,224	$255,824

Cost of revenue	123,582	10,903	239,964	37,776

Gross profit	3,419	66,289	67,260	218,048

Operating expenses
Selling, general, and administrative expenses	233,990	193,460	604,913	513,125
Legal and consulting expenses	27,000	53,584	104,497	151,231
Depreciation and amortization	33,565	83,469	106,428	283,016

Income (loss) from operations	(291,136)	(264,224)	(748,578)	(729,324)

Other income (expense)
Depreciation and amortization	-	-	-	-
Other income	8,038	-	20,573	-
Interest income	65	157	209	321
Interest expense	(47,719)	(52,578)	(142,753)	(122,167)
Total other income (expense)	(39,616)	(52,421)	(121,971)	(121,846)

Income (loss) before income tax expense	(330,752)	(316,645)	(870,549)	(851,170)
Income tax benefit (expense)	-	69,926		240,455

Net income (loss)	$(330,752)	$(246,719)	$(870,549)	$(610,715)

Basic income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average number of shares	95,951,894	89,840,099	95,951,894	89,840,099
Diluted weighted average number of shares	95,951,894	89,840,099	95,951,894	89,840,099

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	$(330,752)	$(246,719)	$(870,549)	$(610,715)
Other comprehensive income (loss), net of tax
Unrealized foreign currency translation income / (loss)	(3,839)	(1,578)	1,744	(1,551)
Other comprehensive income (loss), net of tax
Comprehensive loss	$(334,591)	$(248,297)	$(868,805)	$(612,266)

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$817,518	$1,155,367
Accounts receivable	333,590	184,798
Other current assets	367,784	351,519
Total current assets	1,518,892	1,691,684

Property and equipment, net	13,064	9,896
Intangible assets, net	395,225	498,758
Deferred income taxes
TOTAL ASSETS	$1,927,181	$2,200,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326,884	$360,407
Other current liabilities	525,740	731,542
Convertible notes	-	-
Total current liabilities	852,624	1,091,949

Long term liabilities
Convertible notes	2,329,237	1,850,045
Total current and long-term liabilities	3,181,861	2,941,994
Stockholders’ equity (deficit):
Preferred stock $.0001 par value	--	--
Authorized shares: 10,000,000
Common stock $.0001 par value	9,641	9,572
Authorized shares: 200,000,000
Shares issued and outstanding: 96,404,720 and 95,711,874
Additional paid-in capital	2,677,530	2,321,818
Accumulated other comprehensive income (loss)	16,281	14,537
Retained earnings (deficit)	(3,958,132)	(3,087,583)
Total stockholders’ equity	(1,254,680)	(741,656)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,927,181	$2,200,338

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholder’s equity (deficit)
Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(3,087,583)	$(741,656)

Issuance of common stock	692,846	69	355,712			355,781

Other comprehensive income (loss)				1,744		1,744

Net income (loss)					(870,549)	(870,549)

Balance at December 31, 2018	96,404,720	9,641	2,677,530	16,281	(3,958,132)	(1,254,680)

See accompanying notes to unaudited condensed consolidated financial statements.

TRIPBORN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31
	2018	2017
Cash flows from operating activities
Net income (loss)	$(870,549)	$(610,715)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	106,428	283,016
Stock compensation expense	51,445
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(148,792)	77,503
Other current assets	16,265	(179,597)
Deferred tax asset	(242,701)
Increase (decrease) in:
Accounts payable and accrued expenses	(33,523)	(98,619)
Other current liabilities	(51,466)	472,044
Net cash provided by (used in) operating activities	(962,722)	(299,069)

Cash flows from investing activities
Purchase of property and equipment	(6,063)	(5,725)
Increase in intangible assets	-	13,640
Net cash used in investing activities	(6,063)	7,915

Cash flows from financing activities
Increase in common stock	21	1,674
Change in additional paid in capital	149,979	1,096,326
Increase (Decrease) in loan from shareholders	-	-
Convertible note conversion	-	-
Increase in convertible notes	479,192	-
Net cash provided by financing activities	629,192	1,098,000

Effect of exchange rates changes on cash	(1,744)	(1,551)

Net change in cash	(337,849)	805,295

Cash
Beginning of the year	1,155,367	516,707
End of the quarter	$817,518	$1,322,002

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Conversion of debt to 13,080,292 shares of common stock	$	$500,000

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

2. LIQUIDITY AND GOING CONCERN

The Company has reported net loss of $330,752, accumulated loss of $3,958,132 and negative cash flow from operations of $962,722 as of and for the quarter ended December 31, 2018.

The Company sold $150,000 of the Company’s common stock during the third quarter of fiscal 2019.

As of December 31, 2018, we had $817,518 in cash and cash equivalents, compared to $1,155,367 as of March 31, 2018. This $ 337,849 decrease in cash is a result in operating loss generated, offset be issuance of stock during the quarter ended December 31, 2018. As of December 31, 2018, we have stockholders’ deficit of $1,254,680 compared to a deficit of $741,656 as of March 31, 2018.  Our stockholders’ deficit decreased as a result of the increase in our operating losses during the quarter.

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

Cash and Cash Equivalents

The Company maintains cash balances in both US and Indian financial institutions.  At December 31, 2018 and 2017, deposits at US financial institutions that exceeded the Federal Deposit Insurance Company (“FDIC”) $250,000 insured limits were balance in the bank was $453,203 and $758,380, respectively. Bank of America’s credit rating is closely monitored by the Company and the Company does not believe its uninsured deposits at Bank of America constitutes any significant credit risk.

Sunalpha has fourteen accounts denominated in Indian Rupees. As of December 31, 2018, and 2017, the cash balance in financial institutions in India was USD $350,315 and $313,621, respectively. The transactions are undertaken in Indian Rupees and requires a foreign currency translation adjustment. The Company’s cash deposits in India are not insured against loss. The Company does not believe that this results in any significant credit risk.

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

	December 31, 2018	March 31, 2018
Computer	$16,133	$13,443
Furniture and Fixture	5,864	5,467
Office Equipment	9,333	6,352
Software License	768	768
Total	32,098	26,030
Accumulated depreciation	(19,034)	(16,134)
Fixed assets, net	$13,064	$9,896

Depreciation expense for the quarters ended December 31, 2018 and 2017 is $2,900 and $930, respectively.

5. INTANGIBLE ASSETS WITH DEFINITE LIVES

Intangible assets consist of the following as of December 31 and March 31, 2018:

	December 31, 2018	March 31, 2018
API Access	$139,472	$139,472
Software	954,501	954,501
Total	1,093,973	1,093,973
Accumulated amortization	(698,613)	(595,215)
Intangible assets, net	$395,360	$498,758

Amortization expense for the quarters ended December 31, 2018 and 2017 was $103,448 and $86,618, respectively.

6. STOCK COMPENSATION

In current year 2018, company issued 478,560-common shares to an individual for services to be performed on the company’s behalf until June 2020 and corresponding expenses is recorded in Selling, General and Administration expense as of the quarter ended December 31, 2018. The issuance of these shares is being made pursuant to certain administrative services, advisory board services, business development services, consulting services, financial consulting services. The Board has equated the number of these shares at fair value of the services to be provided by this individual.

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

The Company has accrued interest of $47,719 for related parties for the quarter ended December 31, 2018.

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

A reconciliation of net loss and weighted average shares used in computing basic and diluted net income per share is as follows:

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(330,752)	$(246,719)	$(870,549)	$(610,715)
Weighted average common shares outstanding	95,951,894	89,840,099	95,951,894	89,840,099
Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(330,752)	$(246,719)	$(870,549)	$(610,715)
Weighted average common shares outstanding	95,951,894	89,840,099	95,951,894	89,840,099
Dilutive effects of convertible debt	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares, assuming dilutive effect of convertible debt	95,951,894	89,840,099	95,951,894	89,840,099
Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 14, 2019, the date on which the financial statements were available to be issued.

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

	Third Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net revenue	$127,001	$77,192	$307,224	$255,824

Cost of revenue	123,582	10,903	239,964	37,776

Gross profit	3,419	66,289	67,260	218,048

Operating expenses
Selling, general, and administrative expenses	233,990	193,460	604,913	513,125
Legal and consulting expenses	27,000	53,584	104,497	151,231
Depreciation and amortization	33,565	83,469	106,428	283,016

Income (loss) from operations	(291,136)	(264,224)	(748,578)	(729,324)

Other income (expense)
Depreciation and amortization	-	-	-	-
Other income	8,038	-	20,573	-
Interest income	65	157	209	321
Interest expense	(47,719)	(52,578)	(142,753)	(122,167)
Total other income (expense)	(39,616)	(52,421)	(121,971)	(121,846)

Income (loss) before income tax expense	(330,752)	(316,645)	(870,549)	(851,170)
Income tax benefit (expense)	-	69,926		240,455

Net income (loss)	$(330,752)	$(246,719)	$(870,549)	$(610,715)

THIRD QUARTER ENDED DECEMBER 31, 2018 COMPARED TO THIRD QUARTER ENDED DECEMBER 31, 2017

Revenue

Net revenues for the quarter ended December 31, 2018 were $127,001 compared to $77,192 for the quarter ended December 31, 2017. Revenue for the quarter ended December 31, 2018 consisted of $24,479 from air ticketing compared to $11,021 in the prior year quarter, $5,306 from rail ticketing compared to $22,190 in the prior year quarter, $6,748 from vacation packages compared to $(5,769) in the prior year quarter, $8,037 from payment services compared to $6,308 in the prior year quarter, and $90,469 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $43,442 in the prior year quarter. Revenue increased by $57,847 in the current year quarter compared to the prior year quarter. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transactions that were processed. This increase was offset by declines in air vacation packages which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the third quarter ended December 31, 2018 was $123,582 compared to $10,903 for the prior year quarter. The cost of revenue represents fees charged by our suppliers. The increase in cost of revenue from the third quarter ended December 31, 2018 compared to the prior year quarter was primarily driven by the reclassification of our selling expenses and its presentation in the financial and the increase in incentives from our aggregators and suppliers as no costs are associated with these incentives. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the quarter ended December 31, 2018 was $3,419 compared to $66,289 for the quarter ended December 31, 2017. The $62,233 decrease is driven primarily the reclassification of our selling expenses and its presentation and by an increase in revenue and decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the quarter ended December 30, 2018 were $294,555 compared to $330,513 for the quarter ended December 31, 2017. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $27,000 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $53,584 in the prior year quarter.

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

NINE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2017

Revenue

Net revenues for the nine months ended December 31, 2018 were $307,224 compared to $255,824 for the nine months ended December 31, 2017. Revenue for the nine months ended December 31, 2018 consisted of $43,958 from air ticketing compared to $50,991 in the nine months ended December 31, 2017, $14,417 from rail ticketing compared to $35,553 in the nine months ended December 31, 2017, $0 from hotel booking compared to $819 in nine months ended December 31, 2017, $9,758 from vacation packages compared to $20,225 in the nine months ended December 31, 2017, $20,573 from payment services compared to $18,908 in the nine months ended December 31, 2017, and $239,090 from incentives from our aggregators and suppliers and fees, penalty income and surcharges from our travel agent customers compared to $129,328 in the nine months ended December 30, 2017. Revenue increased by $71,974 in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. The primary driver was the increase in incentives from our aggregators and suppliers, which was fueled by an increase in the number of transactions that were processed. This increase was offset by declines in air and rail ticketing, hotel booking, and vacation packages which declines resulted from increased competition for these services.

Cost of Revenues and Gross Profit

The cost of revenue for the nine months ended December 31, 2018 was $239,964 compared to $37,776 for the nine months ended December 31, 2017. The cost of revenue represents fees charged by our suppliers. The increase in cost of revenue from the nine months ended December 31, 2018 compared to the nine months ended December 30, 2017 was primarily driven by the reclassification of our selling expenses and its presentation in the financial and the increase in incentives from our aggregators and suppliers as no costs are associated with these incentives. We are continuing to manage our cost of revenue by optimizing pricing from our suppliers and aggregators to increase our profitability and by implementing pricing algorithms and profitability calculations.

Gross profit from revenues for the nine months ended December 31, 2018 was $67,260 compared to $218,048 for the nine months ended December 31, 2017. The decrease of $150,788 is primarily driven by the reclassification of our selling expenses and its presentation in the financial driven primarily and increase in revenue and a decrease in costs to provide revenue.

Operating Expenses

Total operating expenses for the nine months ended December 31, 2018 were $815,838 compared to $947,372 for the nine months ended December 31, 2017. Our operating expenses include our sales and marketing, payroll and general and administrative costs, and the increase in these costs was driven by our increased headcount as we ramp up our operations. Included in our operating expenses is $104,493 in legal and consulting expenses associated with our operating as an Exchange Act reporting company, down from $151,231 in the prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had $817,518 in cash and cash equivalents, compared to $1,155,367 as of March 31, 2018. The $337,849 decrease in cash was driven by our operating loss and a use of working capital. As of December 31, 2018, we had a stockholders’ deficit of $1,254,680 compared to stockholder’s deficit of $741,656 at March 31, 2018, which resulted from an increase in operating losses during the nine months ended December 31, 2018. Our primary source of working capital to date has been through the sale of common stock and the sale and issuance of convertible notes. Our focus remains on deriving net cash flow from operations.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 31,	December 31,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$(962,722)	$(299,069)
Investing Activities	(6,063)	7,915
Financing Activities	629,192	1,098,000

Operating Activities: Net cash used by operations was $962,722 during the nine months ended December 31, 2018 compared to a cash use from operating activities of $299,069 during the same period in fiscal 2018. The cash used by operations in each year is primarily the result of an increase in operating losses plus negative changes in net working capital (defined as current assets less current liabilities).

Investing Activities: During the nine months ended December 31, 2018, there was a cash provision of $6,063 from investing activities compared to a cash provision of $7,915 in the same period in fiscal 2018. These cash uses represent net changes in property, plant, and equipment and intangible assets.

Financing Activities: During the nine months ended December 31, 2018, there was $629,192 cash provided by financing activities compared to a $1,098,000 cash provision in the same period in fiscal 2018. Cash generated during the nine months ended December 31, 2018 resulted from the sale of common stock and the cash provided during fiscal 2018 was pursuant to a private placement.

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

TRIPBORN, INC.

Date: September 11, 2019	By:	/ s / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President & Chief Executive Officer

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

