Form 10-K
period 2019-03-31
TripBorn, Inc.
filed 2019-09-12
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________

FORM 10-K

_______________________________________

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended March 31, 2019

 or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-210821

_______________________________________________

TripBorn, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2447426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

762 Perthshire Pl, Abingdon, MD 21009
(Address of principal executive offices)

Registrant’s telephone number, including area code:

+1 269 274 7877

________________________________________________

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of September 30, 2018 ( the last business day of the registrants’ most recently completed second quarter) was approximately $17 million.

The number of the registrant’s common shares, $0.0001 par value per share, outstanding on the reporting date was128,346,128.

2

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

Item 1. Business

Overview

We are Last Mile Commerce and Connectivity aggregator that delivering the product and services to offline consumer using service agent network in India through our website, www.tripborn.com. Currently, we operate as a business to business, or B2B, Last Mile Commerce platform that serves business agents and companies based in India in providing travel and financial services products for their offline customers. Through our internet-based platform, our business or travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services and financial services including money transfer bill payment, and Micro ATM products. We serve approximately 9000 business agents across India. We plan to expand our presence throughout pan-India as opportunities present, with an immediate focus on the states of Gujarat, Maharashtra, Rajasthan, Delhi, Bihar, Jharkhand, Orissa, and Madya Pradesh and South India. Sometimes we also referred as an Online Travel Agency (“OTA”), that offers travel reservations and related travel services and products to travel agents in India through our website, www.tripborn.com.

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

Since commencing operations as an OTA in February 2014, we have grown our business by initially processing a few transactions a day to processing approximately 8,000 transactions per day in March 2019. In our fiscal year ended March 31, 2019 we processed 1,553,759 transactions and 19.4 million searches have been performed on our platform compared to 1.0 million plus transactions and 16.9 million searches in March 31, 2018. During fiscal 2019, we have experienced increased traffic on our website due to our efforts in marketing and branding. Our agent customers log in nearly 3,142 times per day, up from 2,701 at March 31, 2018. We have steadily worked to add suppliers in order to provide additional services and better pricing for our travel agent customers. In the development stages, we have relied on user feedback to enhance our core technology. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is capable of managing hundreds of suppliers and millions of transactions in furtherance of our growth strategies.

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

Sunalpha entered into an agreement with IRCTC for a one-year term that expired in October 2018. On September 30, 2018, Sunalpha renewed its agreement with the IRCTC. The agreement will expire on October 5, 2019 and may be renewed for an additional annual term in the discretion of the IRCTC. The IRCTC may terminate or temporarily suspend the agreement without prior notice.

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

Sales and Marketing

We facilitate the sale of third parties’ travel services and products through our internet website to travel agents, who book hotels and tickets for their largely offline customers. In the past three years, we have built a network of over 9000 plus service agents by reputation and word of mouth. Our agent customers are primarily based in and around the city of Ahmedabad in Gujarat, but also operate in the other states across India. We are expanding our sales team and hiring employees to expand our marketing and sales efforts.

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

We rely on confidentiality and non-compete agreements and provisions to protect our intellectual property rights. Our trademark registration in India for our name, TripBorn was approved on May 30, 2019.

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

We expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Our expenses will continue to increase as we continue to develop the operations necessary to further our business plan. We cannot now determine the amount by which our expenses will increase as we grow and hire additional employees, implement our sales, marketing and distribution plans, pursue contractual arrangements and partnerships and develop our internet-based infrastructure. Further, we cannot guarantee that we will be successful in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business and a complete loss of our stockholder’s investment.

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

U.S. Federal Income Tax Reforms could adversely affect us.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “TCJ Act”). The TCJ Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Toll Charge”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Charge will be paid over an eight-year period, starting in 2018, and will not accrue interest. The TCJ Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. As our foreign owned subsidiary has no history of operating income our preliminary estimate is that we will not be subject to the Toll Charge. Management is still finalizing their analysis related to certain matters, such as developing interpretations of the provisions of the TCJ Act, changes to certain estimates and evaluating amounts related to the earnings and profits of our foreign subsidiary, and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJ Act may require changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. We do not have any material impact on our financial results for the fiscal year ended March 31,2019.

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

We rely on our suppliers to facilitate the sale of our travel and money transfer services . We do not have formal agreements with many of our travel service suppliers, including many hotels, whose booking systems or central reservations systems we rely on for bookings and confirmation as well as certain payment gateway arrangements. In addition, the IRCTC may terminate or temporarily suspend our agreement with them without prior notice. We cannot assure you that these third parties will not terminate these arrangements with us on short notice or without notice. Termination, non-renewal or suspension or an adverse amendment of any of these arrangements could have a material adverse effect on our business, financial condition and results of operations.

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

Since March 2016, we also lease approximately 4,080 square feet of office space for our technology center in Bangalore, Karnataka India, for which we currently pay approximately $6,270 per month including annual maintenance charges. This lease is continued with expiration dates through December 2024. We believe these properties suit our operations and business needs and that adequate, suitable lease space will continue to be available to meet our needs. Following table describes our obligation for the next five year from the lease.

Fiscal Year	Estimated Lease Charges
2020	$75,272
2021	$80,067
2022	$85,116
2023	$90,549
2024	$96,401
2025	$72,301

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchaser of Equity Securities

Our common stock is quoted on the OTC Markets OTCQB tier, or OTCQB, of OTC Markets Group, Inc. under the symbol “TRRB.” As of March 31, 2019, the closing sale price for our common stock as reported on the OTCQB system was $1.25 per share. Our common stock commenced public trading on October 16, 2017 the OTCQB. Although our common stock is quoted on the OTCQB, there is a limited trading market for our common stock and there have been few trades in our common stock to date. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for our common stock, as reported by OTCQB, since the common stock commenced public trading. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2019	First Quarter (q/e 06/30/18)	$0.70	$0.70
	Second Quarter (q/e 09/30/19)	$0.70	$0.70
	Third Quarter (q/e 12/31/18)	$0.70	$0.70
	Fourth Quarter (q/e 3/31/19)	$1.25	$0.70

Holders

As of that date, there were approximately 42 stockholders of record for our common stock. This does not include beneficial owners holding common stock in street name in brokerage accounts. Currently no employee have granted any Equity from the Employee Stock Option Plan from the company.

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

Unregistered Sales of Equity Securities

On August 21, 2018, we have issued the consulting advisory shares of an aggregate of 478,560 shares of the Company’s common.

On December 21, 2018, we closed on the sale of an aggregate of 214,286 shares of the Company’s common stock pursuant to subscription agreements between us and one investor, resulting in gross proceeds to us of $150,000.

On March 25, 2019, we closed on the sale of an aggregate of 428,571 shares of the Company’s common stock pursuant to subscription agreements between us and one investor, resulting in gross proceeds to us of $300,000.

On March 29, 2019, we closed on the sale of an aggregate of 357,144 shares of the Company’s common stock pursuant to subscription agreements between us and two investors, resulting in gross proceeds to us of $250,000.

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

We are an “emerging growth company,” as defined under the federal securities laws and, as such, we have elected to comply with certain reduced public company reporting requirements for this and future filings. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from reporting requirements that apply to other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we may rely on these exemptions, which include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

ACQUISITION

The Company will make acquisitions at prices above the determined fair value of the acquired identifiable net assets, resulting in goodwill, due to expectations of the synergies that will be realized by the combining the businesses. These synergies include hotel brands, its customers and its operations; use of the Company’s existing technology to expand sales of the acquired business’s services; and create operational and financial efficiencies of the acquired businesses to cost-effectively expand sales of company products and services. Acquisition will be accounted for by using the purchase method of accounting, and the acquired company’s results will be included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs will be recorded in selling, general and administrative expenses as incurred.

The Company has entered into an agreement to acquire 51% of PRAMA Hotels and Resorts Limited (“PRAMA”) for approximately $3,242,857, consisting of $1,400,000 in cash and $1,842,857 in common stock (2,632,653 shares). PRAMA is engaged in the business of owning, managing asset light affordable hotel brands across India. PRAMA, through its wholly owned subsidiaries, APODIS and IntelliStay, owns emerging and leading budget hotel brands including Mango Hotels, Mango Suites, Mango Hotels Select, Mango Suites Select, i-Stay Hotels and Apodis Collection, which are presently spread across 21 cities in India under its IntelliStay Hotels vertical. The transaction is subject to customary closing conditions, including regulatory approvals. The Company closed on its acquisition on April 22, 2019, whereby the company acquired 51% of PRAMA. The Company expects to determine the preliminary purchase price allocation prior to the end of the first quarter of FYE 2020.

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

	Twelve Months Ended March 31
	2019	2018

Gross Bookings[1]	$71,860,637	$29,240,498
Revenue Margin[2]	0.7%	1.2%

1Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds.

2Revenue margin is defined as net revenue as a percentage of gross bookings. The increase in gross bookings is driven by increased Money transfer services and incentives, fees, penalty income, and surcharges as we increase our agent network and expand our geographic reach. Revenue margin decreased during the twelve months ended March 31, 2019 to 0.7 % from 1.2% in the prior year. While gross bookings have increased, this decrease in margins primarily driven by lower margin offerings such as money transfer service.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2019 and 2018, which are included herein.

Our operating results for the years ended March 31, 2019 and 2018 and the changes between those periods for the respective items are summarized as follows:

	Twelve Months Ended March 31,		Change In 2019 vs 2018
	2019	2018	$	%
Net revenue	$472,052	$349,818	122,234	34.94

Cost of revenue	376,207	260,769	115,438	44.27

Gross profit	95,845	89,049	6,796	7.63

Operating expenses	1,236,182	1,974,733	738,551	(33.87)

Other (Expenses)	(127,710)	(147,052)	(22,342)	(13.15)

Net loss	(1,268,667)	(2,259,067)	(991,020)	(43.87)

Revenue

Net revenues for the fiscal year ended March 31, 2019 were $472,052 compared to $349,818 for the twelve months ended March 31, 2018. Revenue for the year ended March 31, 2019 consisted from air ticketing, rail ticketing, hotel and holiday packages booking, payment services and incentives from our aggregators and suppliers and fees, penalty income and surcharges from our business agent customers.

Revenue increased by $122,234 or 34.94% for the year ended March 31, 2019 compared to fiscal year ending March 31, 2018. The increase is primarily driven by commission earned from money transfer services and other travel related services.

While there was increased transaction volume through the addition of more agents and an increased geographical reach but at lower margins. Our primary focus has been on growing our fee revenue for our services, which has been accomplished by our increased brand recognition with our agents and suppliers and is driving more customers to us.

Cost of Revenue and Gross Profit

The cost of revenue for the twelve months ended March 31, 2019 was $376,207 compared to $260,769 for the year ended March 31, 2018. The cost of revenue represents fees charged by our suppliers and fees paid to agent. The cost of revenue increased by $115,438 or 44.27% for the year ended March 31, 2019 compared to fiscal year ending March 31, 2018. This increase in cost of revenue primarily from increased volume in sales of money transfer services.

Gross profit from net revenues for the fiscal year ended March 31, 2019 was $95,845 or 20.30% of net revenue compared to $89,049 or 25.46 % of net revenue for the fiscal year ended March 31, 2018. Our gross profit increased by $6,796 or 7.63% for the year ended March 31, 2019 compared to fiscal year ending March 31, 2018. Our net revenue increased by $122,234 for the fiscal year ended March 31, 2019. However, our gross profit margins percentage to net revenue declined primarily due to lower margin from our money transfer services which is approximately 5 % for the fiscal year ended March 31, 2019.

Selling, General and Administration Expenses

Total selling, general and administration expenses for the fiscal ended March 31, 2019 were $1,236,182 compared to $1,974,733 for the fiscal year ended March 31, 2018.  The Company has spent $150,733 in legal and consulting expenses for the year ending March 31, 2019. In addition, we had approximately $205,780 in stock compensation consulting expenses in the fiscal year ending March 31, 2019. The Company has begun the investment in a new sales and marketing initiative.

The Company have developed our internet-based platform (“Travelcord”) using multiple systems platforms with an emphasis to scale our distribution and agent network by integrated other software platforms, applications and database systems into Travelcord. We designed these internal platforms to include open application protocol interfaces that can provide connectivity to our travel services suppliers such Airlines, travel service aggregators and other suppliers. We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. The cost of intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life, except that individually significant customer-related intangible assets are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

We determined that certain intangible assets, primarily technology were impaired. Therefore, included within amortization expense for the twelve months ended March 31, 2018, was a $696,949 non-cash impairment charge recorded. This charge was recorded within the caption "Selling, general and administrative expense" caption in our Consolidated Statements of Operations and Comprehensive Loss. The Company has no impairment charges for fiscal year ended March 31, 2019.

We also provide sales and support by telephone or via e-mail. For purposes of operational flexibility, we use an in-house call center. Our call centers are in India. We invested significantly in our call center technologies, with the goal of improving customer experience and increasing the efficiency of our call center agents and have plans to continue reaping the benefits of these investments going forward. Cost of running and utilizing call center infrastructure and staff is included in our selling, general and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand, cash flow from operations and short-term debt from the factoring of receivables. Management believes the Company will only need to raise additional capital for acquisitions, sales initiatives and unexpected decreases in operating cashflow. If the Company must raise capital, there is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

As of March 31, 2019, we had $1,230,012 in cash and cash equivalents, compared to $1,155,367 as of March 31, 2018. This $74,645 increase in cash is a result of common stock sales of $700,000 during fiscal 2019 offset by operating losses generated during the year ended March 31, 2019. As of March 31, 2019, we have total stockholders’ deficit of $1,078,970 compared to a deficit of $741,656 as of March 31, 2018. Our stockholders’ deficit is result of our operating losses offset by our common stock sales.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Twelve Months Ended
	March 31,	March 31,
	2019	2018
Cash Provided by (Used in):
Operating Activities	$(637,991)	$(459,174)
Investing Activities	(250,428)	(7,971)
Financing Activities	950,000	1,098,000

Operating Activities:  The net cash used in operating activities for the fiscal year ending March 31, 2019 and 2018 was $637,991 and $459,174 respectively. The year-over-year increase in cash used in operations is primarily driven by current year losses and changes in current operating assets and liabilities.

Investing Activities: During the twelve months ended March 31, 2019 cash used in investing activities was $250,428 compared to a cash use from investing activities of $7,971 in the prior year. Primarily this was due to deposit of $250,000 in year 2019 for a pending acquisition.

Financing Activities: Net cash flows provided by financing activities for the fiscal year ended March 31, 2019 and 2018 was $950,000 and $1,098,000 respectively. The Company had issued common stock and received approximately $700,000 and $1,098,000 respectively in fiscal year ending March 31, 2019 and 2018 with no material fees. The Company has received $250,000 for convertible notes in 2019.

We presently do not have a senior credit or revolving credit facility and do not expect to obtain one in the foreseeable future. We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities.  We estimate that we will require approximately $5.0 million and $8.0 million in the next 12 and 24 months, respectively to support our continued operations and growth of the business. To address the future additional funding requirements of the consolidated entity, since March 31, 2019, the directors have undertaken the following initiatives:

•	We continue to employ “on demand” procurement processes for travel products that we sell to our customers. We also continue our attempts to collect customer payments promptly based on their payment terms, which has helped us manage our working capital needs.

•	The consolidated entity has successfully negotiated a twelve-month extension of this maturity date of the convertible notes.

•	Entered discussions to secure additional equity funding from current or new shareholders.

•	Undertaken a program to continue to monitor the consolidated entity’s ongoing working capital.

•	Management also considered the impact of maturity and conversion into shares of convertible debt.

There are no assurances that these steps will generate enough cash flow from operations or that we will be able to obtain sufficient financing necessary to support our working capital requirements. The Company exhausted a majority of its cash balances that existed at year-end for the acquisition of PRAMA as discussed above. We can give no assurance that additional capital financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations or execute our business plan.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”): Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

Topic 606 was effective as of April 1, 2018, for the Company, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to accumulated deficit at April 1, 2018.

For revenue recognition arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Accounts Receivables and Credit Policies

Accounts receivable are stated at the amount’s management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that their allowance of $ 58,507 for the fiscal year ended March 31, 2019. There was no bad debt allowance for the fiscal year ended March 31, 2018.  The Company does not accrue interest on past due receivables.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

We adopted Revenue Recognition April 1, 2018 - Revenue from Contracts with Customers (ASU 2014-09) and its effective as of year ended March 31, 2019, which amends the guidance in former ASC 605, Revenue Recognition and found no impact on the revenue recognition. We have adopted ASC 2014-09 accounting pronouncement.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2019, which did not have a material impact on the consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively.

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

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. As of fiscal year, ending March 31, 2019 and 2018 we have no variable interest entity under common control with the reporting entity.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2019. Early adoption is permitted.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The standard will be effective in the first quarter of fiscal year 2020, although early adoption is permitted.  Management believes the effect on the consolidated financial statements will not be material.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TripBorn Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TripBorn, Inc. and Subsidiary (the “Company”) as of March 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $4,355,630 and suffered recurring losses from operations and has a net working capital deficiency as of March 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. If the company is unable to successfully raise additional capital to satisfy their obligations, there could be a material adverse effect on the company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania

September 12, 2019

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

/s/ Ram Associates

  Hamilton, NJ

June 29, 2018, except for the effects of the restatement discussed in consolidated financial statements, as to which the date is September 06, 2019

We have served as the Company’s auditor since 2015.

TRIPBORN, INC.

Consolidated Balance Sheets

Assets
	March 31,
	2019	2018
Current assets
Cash and cash equivalents	$1,230,012	$1,155,367
Accounts receivable net	178,492	170,434
Due from related parties	14,364	14,364
Prepaid consulting Fees	128,613	-
Deposit on pending acquisition	250,000	-
Other current assets	191,958	302,563
Total current assets	1,993,439	1,642,728

Property and equipment, net	12,247	9,896
Intangible assets, net	362,717	498,758
Other assets	48,956	48,956

Total assets	$2,417,359	$2,200,338

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$310,130	$360,407
Due to related parties	13,828	-
Accrued interest	27,542	21,833
Accrued interest related parties	508,531	323,983
Accrued executive compensation	425,000	250,000
Other current liabilities	123,141	135,726
Convertible notes – related parties	1,838,157	1,850,045
Total current liabilities	3,246,329	2,941,994

Long-term liabilities
Convertible note	250,000	-

Total liabilities	3,496,329	2,941,994
Commitments and Contingencies
Stockholders' equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 authorized	—	—
Common stock, par value $0.0001; 200,000,000 authorized
97,190,435 and 95,711,874 shares issued and outstanding as of
March 31, 2019 and March 31, 2018 respectively.	9,720	9,572
Additional paid-in capital	3,227,451	2,321,818
Accumulated other comprehensive income	39,489	14,537
Accumulated deficit	(4,355,630)	(3,087,583)
Total stockholders' deficit	(1,078,970)	(741,656)

Total liabilities and stockholders' deficit	$2,417,359	$2,200,338

The accompanying notes are an integral part of these consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended March 31,
	2019	2018

Net revenue	$472,052	$349,818

Cost of revenue	376,207	260,769

Gross profit	95,845	89,049

Selling, general and administration expenses	1,236,182	1,974,733

Loss from operations	(1,140,337)	(1,885,684)

Other income (expenses)
Other income	61,465	27,325
Interest income	260	522
Interest expense	(189,435)	(174,899)
Other income (expense)	(127,710)	(147,052)

Loss before income tax expense	(1,268,047)	(2,032,736)

Income tax expense	-	(226,331)

Net loss	(1,268,047)	(2,259,067)

Other comprehensive income (loss)
Foreign currency translation adjustment	24,952	7,805
Comprehensive loss	$(1,243,095)	$(2,251,262)

Basic and diluted income (loss) per share	$(0.01)	$(0.02)

Basic and diluted weighted average number of shares	96,211,435	91,287,934

The accompanying notes are an integral part of these consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Stockholders' Deficit

Years Ended March 31, 2019 and 2018

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity/ (deficit)

Balance at March 31, 2017	78,971,581	$7,898	$725,492	$6,732	$(828,516)	$(88,394)

Other comprehensive income				7,805		7,805

Issuance of common shares	3,660,001	366	1,097,634			1,098,000

Conversion of debt to common stock	13,080,292	1,308	498,692			500,000

Net loss					(2,259,067)	(2,259,067)

Balance at March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(3,087,583)	$(741,656)

Sale of common shares and warrants	1,000,001	100	699,900			700,000

Issuance of common stock for consulting services	478,560	48	205,733			205,781

Other comprehensive income				24,952		24,952

Net loss					(1,268,047)	(1,268,047)

Balance at March 31, 2019	97,190,435	$9,720	$3,227,451	$39,489	$(4,355,630)	$(1,078,970)

The accompanying notes are an integral part of these consolidated financial statements.

TRIPBORN, INC.

Consolidated Statements of Cash Flows

Years Ended March 31,

	2019	2018
Cash flows from operating activities
Net loss	$(1,268,047)	$(2,259,067)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	134,118	385,797
Impairments loss	-	696,499
Stock based compensation	77,168	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(8,058)	104,291
Other current assets and due from related parties	110,605	(68,912)
Deferred tax expense	-	226,331
Accounts payable and accrued expenses	(50,277)	184,659
Other current liabilities and due to related parties	366,500	271,228
Net cash used in operating activities	(637,991)	(459,174)

Cash flows from investing activities
Purchase of property and equipment	(428)	(7,971)
Deposit against pending acquisition	(250,000)	-
Net cash used in investing activities	(250,428)	(7,971)

Cash flows from financing activities
Proceeds from issuance of common stock	700,000	1,098,000
Proceeds from issuance of convertible note	250,000	-
Net cash provided by financing activities	950,000	1,098,000

Foreign exchange change on cash	13,064	7,805

Net change in cash	74,645	638,660
		-
Cash
Beginning of the year	1,155,367	516,707
End of the year	$1,230,012	$1,155,367

Non-Cash Disclosure
Issuance of stock for consulting service	$205,781	-

Supplementary disclosure of cash flows information
Cash paid during the period for:	-	-
Interest	$-	$-
Income taxes	$-	$-
Conversion of debt to shares of common stock	$-	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

TRIPBORN, INC.

Notes to Audited Consolidated Financial Statements

March 31, 2019 and 2018

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

2. LIQUIDITY AND GOING CONCERN

The Company has experienced significant losses and negative cash flows from operations and reported net loss of $1,268,047, accumulated deficit of $4,355,630 and negative cash flow from operations of $637,991 as of and for the year ended March 31, 2019. Management has implemented a strategy which includes cost reduction efforts. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. If the Company must raise capital, there is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

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

The Company sold 1,000,001 shares of common stock at a price of approximately $0.70 and received approximately $700,000 during fiscal year ended March 31, 2019.

The Company has issued convertible note for $250,000 in the fourth quarter of fiscal 2019. The principal amount of the note will convert into 357,143 shares of the Company’s common stock at fair value of $0.70 to the noteholder’s option at maturity on April 1, 2020.

The Company exhausted a majority of its cash balances that existed at year-end for the acquisition of PRAMA as discussed in Note 13.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

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

Reclassification

For the fiscal year ending March 31, 2018 certain accounts have been reclassified to conform to the current year's presentation. Such reclassification had no impact on net loss or total assets.

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

Our significant estimates include elements of revenue recognition, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, impairment of long-lived assets, costs to be capitalized as well as the useful life of capitalized software, and contingent liabilities, including taxes related to hotel occupancy. Actual amounts may differ from these estimates. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge. The Company has no impairment charge for the fiscal year ending March 31, 2019.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”): Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

Topic 606 was effective as of April 1, 2018, for the Company, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to accumulated deficit at April 1, 2018.

For revenue recognition arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts in India and USA, Indian bank accounts are not insured. The Company has not experienced any losses in such accounts. The Company maintains cash balances, which may exceed federally insured limits. Sunalpha has thirteen and eleven accounts denominated in Indian Rupees at March 31, 2019 and 2018, respectively. As of March 31, 2019, and 2018, the cash balance in financial institutions in India was USD $303,971 and $478,254, respectively.

Accounts Receivable

Accounts receivable are stated at the amount’s management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined the bad debt allowance of $58,507 for the fiscal year ended March 31, 2019 with no bad debt allowance for the fiscal year ended March 31, 2018. The Company does not accrue interest on past due receivables.

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

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the years ended March 31, 2019 and recorded $696,949 impairment charge for the fiscal year ended March 31, 2018.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees and nonemployee consultants in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options over the instruments vesting period.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

We adopted Revenue Recognition - Revenue from Contracts with Customers (ASU 2014-09) for the fiscal year ended March 31, 2019, which amends the guidance in former ASC 605, Revenue Recognition and found no significant impact on the revenue recognition.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2019, which did not have a material impact on the consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively.

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

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. As of fiscal year, ending March 31, 2019 and 2018 we have no variable interest entity under common control with the reporting entity.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The standard will be effective in the first quarter of fiscal year 2019, although early adoption is permitted.  Management believes the effect on the consolidated financial statements will not be material.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future consolidated financial statements.

4. PROPERTY AND EQUIPMENT, NET

	Years Ended March 31,
	2019	2018
Computer	$16,133	$13,443
Furniture and Fixture	5,863	5,468
Office Equipment	9,483	6,352
Software License	768	768
Total	32,247	26,031
Accumulated depreciation	(20,000)	(16,135)
Property and Equipment, net	$12,247	$9,896

Depreciation expense for the years ended March 31, 2019 and 2018 is $3,865, and $8,236 respectively.

5. INTANGIBLE ASSETS WITH DEFINITE LIVES

Intangible assets consist of the following as of March 31, 2019 and March 31, 2018:

	Years Ended March 31,
	2019	2018
API Access	$133,763	$139,472
Software	954,501	954,501
Total	1,088,264	1,093,973
Accumulated amortization	(725,547)	(595,215)
Intangible assets, net	$362,717	$498,758

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

We determined that certain intangible assets, primarily technology were impaired. Therefore, included within amortization expense for the twelve months ended March 31, 2018, was a $696,949 non-cash impairment charge recorded. This charge was recorded within the caption "Selling, general and administrative expense" caption in our Consolidated Statements of Operations and Comprehensive Loss. The Company has no impairment charges for fiscal year ended March 31, 2019.

The amortization expense for the years ended March 31, 2019 and March 31, 2018 was $130,283 and $377,561, respectively. Following table describes future amortization for the next five year for the intangible assets;

Fiscal Year	Estimated Amortization
2020	$130,253
2021	$130,253
2022	$58,284
2023	$12,673
2024	$31,254

6. STOCK COMPENSATION

During the current year 2019, company issued 478,560 common shares to an individual for services to be performed on the company’s behalf until June, 2020 of which $77,168 is recorded in Selling, General and Administration expense as of the year ended March 31, 2019 and $128,613 is recorded in prepaid consulting services, representing the remainder of contract period which expires on June, 2020. The issuance of these shares is being made pursuant to certain administrative services, advisory board services, business development services, consulting services, financial consulting services. The Board has equated the number of these shares at fair value of the services to be provided by this individual.

7. CONVERTIBLE NOTES PAYABLE

Related Party Convertible Notes

The consolidated entity has successfully negotiated a twelve-month extension of related party convertible notes from March 8, 2019 to March 7, 2020.

The Company issued an $956,000 convertible note with maturity date of March 7, 2020, with annual rate of 10% from ARNA GLOBAL LLC, wholly owned by the Company’s president. The note converts into 21,194,381 shares of common stock (the “Note Shares”). At March 31, 2019 the total accrued and unpaid interest is $292,824. No interest has been paid on this obligation.

The Company issued an $149,644 convertible note with maturity date of March 7, 2020, with annual rate of 10% from Mr. Sharma, Company’s president. The note converts into 3,432,234 shares of common stock (the “Note Shares”). At March 31, 2019 the total accrued and unpaid interest is $47,908. No interest has been paid on this obligation.

The Company issued an $37,513 convertible note with maturity date of March 7, 2020, with annual rate of 10% from Mr. Mandloi, Company’s vice president. The note converts into 835,552 shares of common stock (the “Note Shares”). At March 31, 2019 the total accrued and unpaid interest is $11,663. No interest has been paid on this obligation.

The Company issued an $695,000 convertible note with maturity date of December 19, 2019, with annual rate of 10% from TAKNIKI COMMUNICATION, wholly owned by the Company’s Vice President. The note converts into 10,303,070 shares of common stock (the “Note Shares”). At March 31, 2019 the total accrued and unpaid interest is $156,136. No interest has been paid on this obligation.

The Company has accrued interest of $508,531 and $323,983 for related parties for the fiscal year ending March 31, 2019 and 2018 respectively.

Non-Affiliate Party Convertible Notes

The Company obtained an $250,000 convertible note with maturity date of April 1, 2020, with annual rate of 8% from UNITED TECHNO SOLITIONS. The note may convert into 357,143 shares of common stock (the “Note Shares”) at holder’s option. At March 31, 2019 the total indebtedness under this agreement was $250,822 which is composed of the principal of $250,000 and accrued and unpaid interest of $822. No interest has been paid on this obligation.

8. RELATED PARTY TRANSACTION

On April 1, 2017, the board approved the compensation of Deepak Sharma, President of the Corporation, be fixed at USD 250,000/- per year for the next three year period beginning April 1, 2017 to year ending March 31, 2020, payments to be made in monthly installments on the last day of each month. The Company has paid $ 75,000 in executive compensation in the financial year ending March 31, 2019 compared to no payments for the fiscal year ending March 31, 2018. The Company accrued the total executive compensation payable of $425,000 and $250,000 for the fiscal year ending March 31, 2019 and 2018 respectively.

The Company has outstanding balance of $14,364 due from our directors or their affiliates for each of the fiscal years ended March 31, 2019 and 2018.

The Company has outstanding balance of $13,828 and $0 due to our directors or their affiliates for the fiscal years ended March 31, 2019 and 2018 respectively.

The Company has accrued interest on notes of $508,531 and $323,983 for related parties for the fiscal year ending March 31, 2019 and 2018 respectively.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered with independent parties.

9. STOCKHOLDERS’ EQUITY

During fiscal 2019 the Company issued and sold 214,286 share of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per share was $0.70 resulting in aggregate proceeds of $150,000 to the Company.

During fiscal 2019 the Company issued and sold 785,715 units comprising one share and warrant to purchase two share of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $550,000 to the Company. The Company issued approximately 1,571,430 warrants pursuant to the 785,715 units listed above during fiscal year March 31, 2019, which had minimal impact on the earning per share calculation for the fiscal year ending March 31, 2019. This Warrant shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date of this Warrant at an exercise price of $0.01.

Warrants:

The following table is the summary of warrant activities:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at March 31, 2018	-	-	-
Issued	1,571,430	$0.01	3.0
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2019	1,571,430	$0.01	3.0

Equity Compensation Plan

On April 15, 2016, we adopted the TripBorn, Inc. 2016 Stock Incentive Plan, which authorized the issuance of 7,680,000 shares of our common stock pursuant to stock options, restricted stock, restricted stock units or other awards authorized under the terms of the plan. No awards have been issued under the plan.

10. INCOME TAX

	Year Ended March 31,
	2019	2018
Current expense (benefit):
Federal	$-	$-
State	-	-
Total current expense (benefit):	-	-

Deferred expense (benefit):
Federal	-	199,720
Foreign jurisdiction income tax	-	26,611
Total deferred expense (benefit):	-	226,331

Total income tax expense (benefit):	$-	$226,331

There were no current or deferred income tax provision for the year ended March 31, 2019 because the Company has incurred operating losses since inception. A reconciliation of the Company's tax provision for (benefit from) income taxes as computed by applying by applying the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended March 31,
	2019	2018
Tax expense, at U.S. federal statutory Rate	21.00%	21.00%
Foreign jurisdiction income tax	4.75%	4.75%
Valuation allowance	(25.75)%	(25.75)%
	$-	$-

The net deferred income tax asset balance related to the following:

	Year Ended March 31,
	2019	2018
Stock Compensation	$16,205	$-
Depreciation	585	3,066
Amortization	97,471	(7,460)
Net operating losses	576,103	369,096
Total Deferred tax assets	$690,363	$364,702
Less: Allowance for deferred tax assets	(690,363)	(364,702)
Net deferred tax asset (liability)	$-	$-

US Federal net operating loss carry forwards as of March 31, 2019 is $2,562,547. The net operating losses from January 1, 2018 may be carry forward indefinitely and losses prior to January 1, 2018 expire after 20 years under prior law. Foreign subsidiary net operating loss carry forwards as of March 31, 2019 is $527,019. The net operating losses from March 31, 2019 may be carry forward for indefinitely.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of March 31, 2019, and 2018, the Company performed an evaluation to determine whether a valuation allowance was needed.  The Company considered all available evidence, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years.  Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.  Moreover, the Company's earnings are strongly influenced by national economic conditions and have been volatile in the past.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of March 31, 2019, and 2018 we have not recorded any uncertain tax positions in our financial statements.

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

The Company has outstanding convertible debt of $2,095,483 which converts into 36,122,380 company’s common stock, which may cause diluted earnings per share. Since the Company has only incurred losses, basic and diluted loss per share are the same as potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

The Company issued approximately 1,571,430 warrants during fiscal year March 31, 2019, which had minimal impact on the earning per share calculation for the fiscal year ending March 31, 2019.

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Years ended March 31,
	2019	2018
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(1,268,047)	$(2,259,067)
Weighted average common shares outstanding	96,211,435	91,287,934
Basic net income (loss) per share of common stock	$(0.01)	$(0.02)

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

Since March 2016, we also lease approximately 4,080 square feet of office space for our technology center in Bangalore, Karnataka India, for which we currently pay approximately $6,270 per month including annual maintenance charges. This lease is continued with expiration dates through December 2024. We believe these properties suit our operations and business needs and that adequate, suitable lease space will continue to be available to meet our needs. No lease payment is due as of March 31, 2019. Following table describes our obligation for the next five year from the lease.

Financial Year	Estimated Annual Lease Charges
2020	$75,272
2021	$80,067
2022	$85,116
2023	$90,549
2024	$96,401
2025	$72,301

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by a CEO of the Company on a rent-free basis. As of March 31, 2019, and 2018, the Company has not paid any rent.

13. SUBSEQUENT EVENTS

The Company will make acquisitions at prices above the determined fair value of the acquired identifiable net assets, resulting in goodwill, due to expectations of the synergies that will be realized by the combining the businesses. Acquisition will be accounted for by using the purchase method of accounting, and the acquired company’s results will be included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs will be recorded in selling, general and administrative expenses as incurred.

The Company has entered into an agreement to acquire 51% of PRAMA Hotels and Resorts Limited (“PRAMA”) for approximately $3,242,857, consisting of $1,400,000 in cash and $1,842,857 in common stock (2,632,653 shares). The transaction is subject to customary closing conditions, including regulatory approvals. The Company closed on its acquisition on April 22, 2019, whereby the company acquired 51% of PRAMA. The Company expects to determine the preliminary purchase price allocation prior to the end of the first quarter of FYE 2020. The Company recorded the issuance of 2,632,653 common shares at a price of $0.70 per shares and equity of approximately $1,842,857 for the acquisition.

The Company issued aggregate of 1,489,443 units at price $0.70 and received approximately $1,042,610. Each unit consists of one share of the Company’s common stock and two warrants to purchase common stock. Each warrant can be exercised at any time prior to June 30, 2022 for the purchase of one share of the Company’s common stock at an exercise price of $0.01.

In June 2019, the Company issued 1,571,430 shares for the warrants that were outstanding and received approximately $15,714.

In June 2019, the Company has issued the 25,462,167 shares of common stock and reduced its liabilities by approximately $1,150,483 in connection with related parties convertible note conversion. The interest on the convertible notes are outstanding and not been paid.

To ensure the Company had adequate near-term liquidity to fund its acquisition, Company borrowed $300,000 from ARNA GLOBAL LLC (“Arna”), which is wholly owned by our president and director. These funds were utilized for working capital and acquisition purposes and entire principle of $300,000 was returned on July 8, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2019.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	lack of multiple levels of supervision and review.

A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2019:

i.	lack of adequate US GAAP accounting knowledge to identify and account significant complex transactions on a timely basis;
ii.	unable to report financials in timely manner;
iii.	inadequate segregation of duties consistent with control objectives; and
iv.	lack of multiple levels of supervision and review.

Deferred Tax Asset

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result, we have identified this as a material weakness. The Company has restated its financial year ending March 31, 2018 for valuation allowance of Deferred Tax.

We have identified that our information technology security and environment may have material control deficiencies, including but not limited to a lack of retention policy, lack of an audit log, weak password policies, and a lack of security of physical and file security of system.

We believe that the weaknesses identified above have not had any material effect on our financial results. We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and
(ii)	We will attempt to implement the remediation efforts. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended March 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1.       Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position	Year First Elected Director
Deepak Sharma	45	President, Chief Executive Officer and Director	2015
Sachin Mandloi	42	Vice President and Director	2015

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

Board and Committee Meetings

Our board of directors held twelve formal meetings and executed eight consents during the year ended March 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to our principal executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deepak Sharma, President & CEO	2019 2018	$75,000 -	- -	- -	- -	- -	- -	- -	- -
Sachin Mandloi, Vice President	2019 2018	$35,743 $35,743	- -	- -	- -	- -	- -	- -	- -

Director Compensation

Each of our directors is an employee of the Company, and therefore do not receive any additional compensation for services as a director. The compensation that we pay to each of our directors is disclosed in the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table provides information as of fiscal year ending March 31, 2019, concerning beneficial ownership of our common stock known to us to be held by (1) our named executive officers, (2) our directors, (3) our executive officers and directors as a group and (4) each person or entity we know to beneficially own more than five percent of our common stock. The percentages of shares owned shown in the table below are based on 138,649,198 shares which consist of 97,190,435 of our common stock outstanding as of March 31, 2019 and 41,458,763 of future conversion shares. According to SEC rules, a person is the “beneficial owner” of securities if he, she or it has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned

Named Executive Officers and Directors:
Deepak Sharma President and Director 4390 US Route 1, Suite 221 Princeton, NJ 08540	60,340,900	43.52%

Sachin Mandloi Vice President and Director	46,852,907	33.79%

*ARNA GLOBAL LLC own shares in Tripborn Inc. through features associated with convertible debt. Deepak Sharma is beneficial owner of the ARNA GLOBAL LLC.

* TAKNIKI COMMMUNICATION own shares in Tripborn Inc. through features associated with convertible debt. Sachin Mandloi is beneficial owner of the TAKNIKI COMMMUNICATION.

Equity Compensation Plan Information

The following table set forth certain information, as of March 31, 2019, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended March 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services.

Principal accountant fees for audit for the fiscal year 2019 performed by Friedman LLP and for fiscal year 2018 for audit and for fiscal year 2019 review services performed by Ram Associates is as follows:

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees	$63,000	$16,650
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees		—
Total	$63,000	$16,650

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. See Index to Financial Statements included in Item 8 of Part II of this report.

(b)	Financial Statement Schedules. None.

(c)	Exhibits. See Index to Exhibits contained in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPBORN, INC.

Date: September 12, 2019	By:	/ S / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President & Chief Executive Officer

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

