Form 10-Q
period 2019-06-30
TripBorn, Inc.
filed 2019-12-02
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2019

 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of the registrant’s common shares, $0.0001 par value per share, outstanding on November 25, 2019 was 132,932,159.

2

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIPBORN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2019	2019
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,358,902	$1,230,012
Accounts receivable, net, and unbilled revenue	1,275,350	178,492
Due from related parties	951,521	14,364
Other current assets	1,242,181	570,571
Total current assets	4,827,954	1,993,439
Non current assets:
Operating lease, right-of-use assets, net	8,335,384	-
Goodwill	936,788	-
Intangible assets, net	2,309,043	362,717
Property and equipment, net	1,707,019	12,247
Other noncurrent assets	1,705,203	48,956
TOTAL ASSETS	$19,821,391	$2,417,359

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,094,061	$310,130
Local duties and taxes	1,003,166	-
Due to related parties	909,610	13,828
Loans and convertible notes due to related parties	1,224,323	1,838,157
Interest payable (includes $560,390 and $508,531 due to related parties, respectively)	592,988	536,073
Salaries and benefits	459,661	-
Loans due within one year with third parties	467,222	-
Other current liabilities	864,045	548,141
Total current liabilities	7,615,076	3,246,329

Long term liabilities:
Long term portion of operating lease liabilities	8,233,283	-
Long term loans and convertible notes	371,571	250,000
Other non-current liabilities	706,664	-
Total current and long-term liabilities	16,926,594	3,496,329
Commitments and contingencies (Note 13)

Preferred stock $.0001 par value	-	-
Authorized shares: 10,000,000, none issued and none outstanding
Common stock $.0001 par value	12,763	9,719
Authorized shares: 200,000,000
Shares issued and outstanding: 127,631,842 and 97,190,435
Additional paid in capital	5,670,358	3,227,452
Accumulated deficit	(4,782,894)	(4,355,630)
Accumulated other comprehensive income	55,587	39,489
TOTAL TRIPBORN, INC STOCKHOLDERS’ EQUITY / (DEFICIT)	955,814	(1,078,970)
Noncontrolling interest in consolidated entity (Note 1)	1,938,983	-
Total equity (deficit)	2,894,797	(1,078,970)
TOTAL LIABILITIES AND EQUITY	$19,821,391	$2,417,359

See accompanying notes to condensed consolidated financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,	Three months ended June 30,
	2019	2018
Net revenues	$1,825,858	$95,640

Cost of revenue and expenses
Cost of revenue	1,432,305	59,960
Selling, general, and administrative expenses	597,428	168,584
Legal and consulting expenses	106,067	45,871
Depreciation and amortization	134,334	39,284
	2,270,134	313,699

Loss from operations	(444,276)	(218,059)
Other income (expense)
Other income	30,983	6,143
Interest income	6,204	82
Interest expense	(155,666)	(47,325)
Total other expense	$(118,479)	$(41,100)

Loss before income taxes	(562,755)	(259,159)
Income taxes	-	-

Net loss	$(562,755)	$(259,159)
Net loss attributable to noncontrolling interests	$(135,491)	$-
Net loss attributable to TripBorn, Inc	$(427,264)	$(259,159)
Net loss per common share:
Basic loss per common share attributable to TripBorn, Inc.	$(0.00)	$(0.00)
Diluted loss per common share attributable to TripBorn, Inc.	$(0.00)	$(0.00)

Weighted-average common shares outstanding:
Basic weighted-average number of shares	97,605,456	95,711,874
Diluted weighted-average number of shares	97,605,456	95,711,874

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,	Three months ended June 30,
	2019	2018
Net loss	$(562,755)	$(259,159)

Less net loss attributable to noncontrolling interests	(135,491)	-

Net loss attributable to TripBorn, Inc	(427,264)	(259,159)

Currency translation adjustment	37,239	1,447
Currency translation adjustment attributable to noncontrolling interests	(21,141)	-
Currency translation adjustment attributable to TripBorn, Inc	$16,098	$1,447

Comprehensive loss	(525,516)	(257,712)
Less comprehensive loss attributable to noncontrolling interests	(114,350)	-

Comprehensive loss attributable to TripBorn, Inc	$(411,166)	$(257,712)

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY (DEFICIT)

(UNAUDITED)

	For the three months ended June 30, 2019
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
	(In $ except for number of common stock)

Balance as of March 31, 2019	97,190,435	$9,719	$3,227,452	$39,489	$(4,355,630)	$(1,078,970)	$-	$(1,078,970)

Common stock issued on purchase of subsidiary	2,632,653	263	736,880	-	-	737,143	-	737,143
Common stock and warrants issued for cash consideration	775,157	78	542,532	-	-	542,610	-	542,610
Common stock issued on exercise of warrants	1,571,430	157	15,557	-	-	15,714	-	15,714

Common stock issued on conversion of debt	25,462,167	2,546	1,147,937	-	-	1,150,483	-	1,150,483
Noncontrolling interests arising on acquisition of subsidiary	-	-	-	-	-	-	2,053,333	2,053,333
Currency translation adjustment	-	-	-	16,098	-	16,098	21,141	37,239
Net loss	-	-	-	-	(427,264)	(427,264)	(135,491)	(562,755)

Balance as of June 30, 2019	127,631,842	$12,763	$5,670,358	$55,587	$(4,782,894)	$955,814	$1,938,983	$2,894,797

	For the three months ended June 30, 2018
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc deficit	Noncontrolling interests	Total deficit
	(In $ except for number of common stock)

Balance as of March 31, 2018	95,711,874	$9,752	$2,321,818	$14,537	$(3,087,583)	$(741,476)	$-	$(741,476)

Currency translation adjustment	-	-	-	1,267	-	1,267	-	1,447

Net loss	-	-	-	-	(259,159)	(259,159)	-	(259,159)

Balance as of June 30, 2018	95,711,874	$9,752	$2,321,818	$15,984	$(3,346,742)	$(999,368)	$-	$(999,368)

See accompanying notes to condensed consolidated financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30
	2019	2018
Cash flows from operating activities
Net loss	$(562,755)	$(259,159)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,334	39,284
Stock based compensation	25,723	-

Changes in operating assets and liabilities:
Accounts receivable	(480,294)	(107,219)
Other current assets	111,934	(268,213)
Accounts payable	(58,634)	43,852
Other current liabilities	1,199,970	211,211
Other non-current liabilities	(257,475)

Net cash used in operating activities	112,803	(340,244)
Cash flows from investing activities
Net cash paid on acquisition of subsidiary	(507,093)	-

Purchases of fixed assets	(51,865)	(396)
Net cash used in investing activities	(558,958)	(396)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of warrants	558,325	-
Repayment of convertible notes	(9,730)	(10,518)
Net cash used in financing activities	548,595	(10,518)
Effect of exchange rates changes on cash	26,450	1,448
Net change in cash	128,890	(349,710)
Cash
Beginning of the period	1,230,012	1,155,367
End of the period	$1,358,902	$805,657

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest paid	$92,586	$-

See accompanying notes to unaudited condensed consolidated financial statements (unaudited).

Notes to Consolidated Condensed Financial Statements

June 30, 2019

(UNAUDITED)

1. DESCRIPTION OF BUSINESS

Overview

TripBorn, Inc. (“TripBorn” or the “Company”) is an eCommerce aggregator and a hospitality management company. An aggregator model is a form of eCommerce whereby our website, www.tripborn.com aggregates information from various travel and hospitality vendors and presents them to users on a single platform, to ease, facilitate, coordinate and effectuate consumer travel and hospitality needs. Our eCommerce Aggregator business segment operates through Sunalpha Green Technologies Private Limited (“Sunalpha”), a wholly owned subsidiary. Our hospitality business segment is comprised of our 51% equity interest in our subsidiary PRAMA Hotels and Resorts Private Limited (“PRAMA”), which was acquired on April 22, 2019, for aggregate consideration of $2,137,143. All of the Company’s net revenues are derived from operations in India.

The unaudited consolidated financial statements include the accounts and transactions of the Company; its wholly owned subsidiary, Sunalpha; its 51% owned subsidiary, PRAMA and an equity investee, PRAMA Canary Wharf Private Limited (“PCW”). Through PRAMA, the Company has a 29.575% equity interest in PCW, a non-trading company formed to develop a potential hotel in Bengaluru, India. The Company exercises significant influence over PCW but does not control the investee and the Company is not the primary beneficiary of the investee’s activities. PCW is accounted for using the equity method. All significant inter-company accounts and transactions are eliminated in consolidation.

Acquisitions

On April 22, 2019 the Company acquired a 51% equity interest in PRAMA for $2,137,143, consisting of $1,400,000 in cash and the issuance of 2,632,653 shares of common stock valued at $737,143.

The Company has made acquisitions at prices above the determined fair value of the acquired identifiable net assets, resulting in goodwill due to the Company’s expectations of the synergies that will be realized by combining the businesses. These synergies include access to PRAMA’s hotel brands, customers and operations; use of the Company’s existing technology to expand sales of the acquired businesses; new operational and financial efficiencies of the acquired businesses to expand sales cost effectively for both business segments. Acquisitions will be accounted for by using the purchase method of accounting, and the acquired company’s results will be included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs have been recorded in selling, general and administrative expenses as incurred.

The acquisition of PRAMA was treated as a business combination under U.S. GAAP. During the first quarter, we estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. During the measurement period, which is not to exceed one year from the acquisition date, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates, and these adjustments may be significant.

The following reflects our preliminary purchase price allocation:

Fair Value
Net cash	$642,907
Acquired intangible assets at fair value	2,003,085
Investment in and receivable from equity investee	665,799
Right to use of assets	7,480,986
Property and equipment, net	1,684,360
Accounts receivable	616,564
Amounts due from related parties	661,128
Other current assets	1,353,687
Other non-current assets	990,449

Operating lease liabilities assumed	(7,641,431)
Accounts payable	(1,292,260)
Amounts due to related parties	(704,646)
Loans due within one year with third parties	(574,021)
Other current liabilities	(1,654,116)
Other non-current liabilities	(978,803)
Fair value of net assets acquired	3,253,688
Goodwill	936,788
Noncontrolling interests	(2,053,333)
Purchase consideration paid in cash and common stock	$2,137,143

The following reflects the composition and timing of consideration:

Fair Value
Cash paid on closing on April 22, 2019	$1,150,000
Deposit paid on March 27, 2019, applied on closing on April 22, 2019	250,000
Gross cash paid on acquisition of PRAMA	1,400,000
Fair value of 2,632,653 common shares	737,143
Total consideration for 51% interest in PRAMA	$2,137,143

The following reflects the net cash paid on acquisition of PRAMA in the quarter ended June 30, 2019:

Fair Value
Cash paid in quarter ended June 30, 2019	$1,150,000
Net cash on opening balance sheet of PRAMA	(642,907)
Net cash paid for 51% interest in PRAMA	$507,093

Acquired intangible assets acquired are as follows:

	Fair value	Useful life
Trademarks	$469,204	Indefinite
Customer relationships	1,533,881	4-15 years
Total intangible assets	$2,003,085

During the quarter ended June 30, 2019, we recognized $936,788 in goodwill as the result of the acquisition of PRAMA, recorded within our Hospitality reporting segment. The revenues and earnings from PRAMA's operations that are included in the Consolidated Statement of Operations for the quarter ended June 30, 2019 is reflected in the Business segments note below.

The Company recognized $1,693,738 in revenue and $276,512 in net loss before income taxes of the acquiree in the consolidated condensed statement of operations for the period April 22, 2019 through June 30, 2019.  The revenue and net loss before taxes for the combined entity for the quarter ended June 30, 2019, as though the acquisition of PRAMA had occurred on April 1, 2019 was $2,259,644, and $674,729, respectively.  The revenue and net loss before taxes for the combined entity for the quarter ended June 30, 2018, as though the acquisition of PRAMA had occurred on April 1, 2018 was $2,096,250, and $422,597, respectively.  There were no material, nonrecurring pro forma adjustments directly attributable to the PRAMA acquisition, which were reported in the pro forma revenue and statement of operations or the consolidated condensed statement of operations.

2. LIQUIDITY AND GOING CONCERN

The Company has incurred net losses from operations since inception. The net loss for the quarter ended June 30, 2019 was $562,755 and the accumulated deficit was $4,782,894 as of June 30, 2019. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity.

The Company’s cash requirements are primarily to fund operating losses, working capital, capital expenditures and the completion of acquisitions. Historically, the Company has met these cash needs by borrowings under notes, sales of shares and warrants and the cash balances acquired from subsidiary acquisitions. There can be no assurance that the Company will be able to borrow or sell securities in the future, which raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company’s operations are subject to number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the continuous enhancement of the current products and services; marketing its new services; continuing to invest in new technologies; changes in domestic and foreign regulations; the price of, and demand for, the Company’s products and services and its ability to raise the capital to support its operations.

The Company’s directors are confident that the Company will be able to issue new shares (see Subsequent Events note below), and extend the maturity date on its convertible notes which will provide the Company with sufficient funding to meet its obligations as they become due. The Company’s directors believe it is appropriate to prepare the financial statements on the going concern basis. However, in the event that the Company is not able to successfully complete the fundraising and extension referred to above, significant uncertainty would exist as to whether the Company and its subsidiaries will continue as going concerns and, therefore, whether they will realize their assets and extinguish their liabilities in the normal course of business and at the amounts stated in the financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated condensed financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of the Company and its subsidiaries. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. “GAAP”. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods and dates presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period.

The accompanying condensed consolidated balance sheet as of March 31, 2019 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Form 10-K for the year ended March 31, 2019.

As a result of the acquisition of PRAMA, during the quarter ended June 30, 2019, the Company made a change to its segment reporting structure which resulted in two segments 1) eCommerce Aggregator and 2) Hospitality. As a result, certain prior year amounts have been restated to conform to the current year’s presentation, that is they have been classified as relating to the eCommerce Aggregator business. These reclassifications had no effect on previously reported total net revenues, cost of revenues and other operating expenses, other expenses, net and net loss. Otherwise, we have not reclassified other prior-period amounts to conform to the current-period presentation. Certain columns and rows may not add due to the use of rounded numbers.

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company, its wholly owned subsidiary, Sunalpha and its subsidiary, PRAMA which the Company owns a 51% equity interest in. PRAMA was acquired on April 22, 2019. Through PRAMA, the Company has a 29.575% equity interest in PCW, which is accounted for under the equity method. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Our significant estimates include elements of revenue recognition, the application of fair value estimates for the purchase price allocation on the acquisition of PRAMA, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software and income taxes. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in an impairment charge. The Company has not recognized an impairment charge for the quarter ended June 30, 2019.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”): Topic 606 which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

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

The following is a description of the Company’s principal activities, separated by reportable segments, from which the Company generates its revenue.

eCommerce Aggregator revenues:

Air, Rail and Bus Ticketing. Recognized on a net commission basis upon transfer of control of promised services in an amount which we are entitled to in exchange for the service.

Vacation Packages. Recognized on a gross basis, upon transfer of control of promised services in an amount which we are entitled to in exchange for the service.

Other Revenue. Primarily comprising visa processing fees, money transfer, and pre-and post-paid expenses are recognized after the services are performed.

Hospitality Revenues:

Hospitality Services.

•	Room revenue: Revenue from hotel operations where customers book rooms and banquets/conference rooms is recognized based on the period for which the customer completes the transaction (i.e. the stayed night occurs or a deposit cancellation provision elapses). Payment is typically received upon check-out. For room revenue, the Company recognizes revenue over time.

•	Food & beverages revenue: The Company provides food and beverages that customer consumes as they are provided. The performance obligation is satisfied at point in time. The Company recognizes revenue at the time of sale only.

•	Management Fees from Operation & Maintenance Properties: Revenue under management contracts is recognized on the attainment of certain financial results, primarily operating earnings, as specified in each contract. Management fees are typically billed and paid monthly. A time-elapsed output method is used to measure progress and provides a faithful depiction of the transfer of services to the customer as the value transferred to the customer is substantially the same over time. Fees are variable with the uncertainty of base fees being resolved monthly and the uncertainty of incentive fees being resolved annually. These fees are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

Practical expedients. The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies the practical expedient to its management fees from contracts with Operation & Maintenance Properties. These contracts are typically long-term, and the performance obligation consists of providing hotel management services to the owner. Revenue is recognized based upon an agreed base fee and additional revenue is recognized on the attainment of certain financial results, primarily operating earnings, as specified in each contract. As such, fees are variable with the uncertainty of base fees being resolved monthly and the uncertainty of incentive fees being resolved annually. These fees are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

The Company has elected the practical expedient to not disclose revenue related to remaining performance obligations that are part of a contract with an original expected duration of one year or less, and to not consider the effects of significant financing components in the transaction price when the duration of financing is one year or less.

The Company has elected certain of the optional exemptions from the disclosure requirement for the remaining performance obligations for specific situations in which an entity need not estimate variable consideration.

Cost of Revenues

Cost of revenue is the amount paid or accrued against procurement of these services and products from the respective suppliers and do not include any other operating cost to provide these services or products. Cost of revenue is recognized when incurred, which coincides with the recognition of the corresponding revenue.

Other operating expenses

Other operating expenses includes Selling, general and administrative expenses, Legal and consulting expenses and Depreciation and amortization.

Selling, general and administrative expenses include, direct operating expenses, general and administrative expenses such as business promotion costs, utilities, rent, payroll, which are recognized on an accrual basis.

Legal and consulting expenses are recognized on an accrual basis.

Depreciation and amortization costs are amortized over the estimated useful lives of the assets.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S. and India, which at times may not be covered by, or exceed the coverage limit of the Deposit Insurance and Credit Guarantee Corporation of India. The Company does not believe that this results in significant credit risk. As of June 30, 2019, and 2018, the cash balance in financial institutions in India was $859,189 and $360,210, respectively.

Receivables and Credit Policies

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company does not accrue interest on past due receivables.

The Company performs periodic analyses of each customer’s outstanding accounts receivable balance and assesses, on an account-by-account basis, whether the allowance for doubtful accounts needs to be adjusted based on currently available evidence such as historical collection experience, current economic trends and changes in customer payment terms. In accordance with the Company’s policy, if collection efforts have been pursued and all reasonable and contractually available avenues for collections exhausted, accounts receivable would be written off as uncollectible.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets. The Company charges repairs and maintenance costs that do not extend the lives of the assets to expenses as incurred.

Intangible Assets

Intangible assets with indefinite useful lives consist exclusively of trademarks and are tested for impairment annually, or whenever events or indicators of impairment occur between annual impairment tests. Management expects to use the trademarks indefinitely.

Intangible assets that have limited useful lives are amortized on a straight-line basis over the shorter of their useful or legal lives. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The fair value of the trade names is determined using a discounted cash flow analysis based on the relief-from-royalty approach.  The relief-from-royalty approach is an income approach that utilizes certain market information by reference to the amount of royalty income we could generate if the trade names were licensed, in an arm’s length transaction, to a third party.  Based on a comparison of our trade names to the guideline transactions, including an assessment of industry conditions, the age of the trademark/trade name, degree of consumer recognition and life cycle of the brand, a reasonable royalty rate is estimated for the trade names. The principal factors used in the discounted cash flow analysis requiring judgment are the projected net sales, discount rate, royalty rate and terminal value assumptions.

Goodwill

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics. The reporting units are aligned with our reporting segments. Goodwill is not amortized, but the Company tests goodwill for impairment each year or more frequently should facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with a quantitative assessment. The quantitative assessment involves calculating an estimated fair value of each reporting unit based on projected future cash flows and comparing the estimated fair values of the reporting units to their carrying amounts, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, including goodwill, no impairment is recognized. However, if the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total goodwill balance of the reporting unit. We have not recognized any impairment on goodwill during the quarter ended June 30, 2019.

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

Business Combinations

When acquiring other businesses or participating in mergers or joint ventures in which we are deemed to be the acquirer, we generally recognize identifiable assets acquired, liabilities assumed and any noncontrolling interests at their acquisition date fair values, and separately from any goodwill that may be required to be recognized.  Goodwill, when recognizable, would be measured as the excess amount of any consideration transferred, which is generally measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed.

On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree's results of operations are also included in our consolidated results as of the date of acquisition. Intangible assets that arise from contractual/legal rights or are capable of being separated are measured and recorded at fair value and amortized over the estimated useful life.

Accounting for such transactions requires us to make significant assumptions and estimates. These include, among others, any estimates or assumptions that may be made for the amounts of future cash flows that will result from any identified intangible assets, the useful lives of such intangible assets, the amount of any contingent liabilities, including contingent consideration, to record at the time of the acquisition and the fair values of any tangible assets acquired and liabilities assumed. Although we believe any estimates and assumptions, we make to be reasonable and appropriate at the time they are made, unanticipated events and circumstances may arise that affect their accuracy, causing actual results to differ from those estimated by us.

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

Promotion and Advertising Expense

We incur advertising expense consisting of offline costs, including newspaper and media advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., newspaper, short message service (“SMS”) or email campaign) as incurred each time the advertisement or promotion is performed. Promotion and Advertising expense was $84,906 for the quarter ended June 30, 2019, compared to $38 for the quarter ended June 30, 2018. This increase in Promotion and Advertising expenses is due to the acquisition of PRAMA.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options over the instruments vesting period. Options awarded to purchase shares of common stock issued to non-employees do not need to be remeasured as per ASU 2018-07 principles. During the quarter ended June 30, 2019 and June 30, 2018, $25,723 and $0 was recognized in legal and consulting expenses in the Consolidated Condensed Statements of Operations, respectively, as a result of an agreement for consulting services.

Leases

On April 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating prior periods. Results and disclosure requirements for reporting periods beginning after April 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed for the carryforward of historical lease classification, on whether a contract was or contains a lease, and of the assessment of initial direct costs for any leases that existed prior to April 1, 2019. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

The adoption did not impact our beginning or prior period consolidated condensed balance sheets, statement of equity / (deficit), statement of operations and statement of cash flows.

Under Topic 842, the Company determines if an arrangement is a lease and classifies that lease as either an operating or finance lease at inception. If an arrangement is a lease or contains a lease, we then determine whether the lease meets the criteria of a finance lease or an operating lease. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, only payments that are fixed and determinable at the time of commencement are considered. As the rate implicit in certain of the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments. The right-of-use asset is recognized at the amount of the lease liability with certain adjustments, if applicable. These adjustments include lease incentives, prepaid rent, and initial direct costs. We reassess if an arrangement is or contains a lease upon modification of the arrangement. At the commencement date of a lease, we recognize a lease liability for contractual fixed lease payments and a corresponding right-of-use asset representing our right to use the underlying asset during the lease term. The lease liability is measured initially as the present value of the contractual fixed lease payments during the lease term. The lease term additionally includes renewal periods only if it is reasonably certain that we will exercise the options. Contractual fixed leases payments are discounted at the rate implicit in the lease when readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the options will be exercised.

Operating leases are included in Operating lease right-of-use assets, Other current liabilities, and Operating lease liabilities, due after one year, in our Consolidated Condensed Balance Sheets.

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

Non Income Taxes

The Company is subject to India Goods and Services Tax and other local duties and non-income taxes on its transactions in India. The Company collects such taxes from customers, and pays such taxes on applicable supplies and inputs, and remits the net amounts to the respective local tax authorities on an accrual basis.

Equity-method Investments

Through PRAMA, the Company has a 29.575% equity interest in PCW, a non-trading company formed to develop a potential hotel in Bengaluru, India. The Company exercises significant influence over PCW but does not control the investee and the Company is not the primary beneficiary of the investee’s activities. PCW is accounted for using the equity method.

Equity investments are accounted for using the equity-method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of our investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, is included within “Other noncurrent assets” on our consolidated balance sheets. Our share of the earnings or losses as reported by equity-method investees, amortization of the related intangible assets, and related gains or losses, if any, are classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations. Our share of the net income or loss of our equity-method investees may in the future include operating and non-operating gains and charges, which may have a significant impact on our reported equity-method investment activity and the carrying value of those investments. We regularly evaluate these investments, which are not carried at fair value, for other-than-temporary impairment.

We record purchases, including incremental purchases, of shares in equity-method investees at cost. Reductions in our ownership percentage of an investee, including through dilution, are generally valued at fair value, with the difference between fair value and our recorded cost reflected as a gain or loss in our equity-method investment activity. In the event we no longer have the ability to exercise significant influence over an equity-method investee, we would discontinue accounting for the investment under the equity method.

Included in Other Non Current Assets as of June 30, 2019, is $346,074 relating to the fair value of equity-method investments and $319,725 relating to the fair value of amounts due from equity-method investee, in aggregate $665,799. During the period April 22, 2019, through June 30, 2019, there was no recorded impairment for the equity investee. Also there was no activity in the equity method investee and so no equity-method investment activity, net of tax, was recorded in our Statement of Operations for the quarter ended June 30, 2019.

Related Parties

The Company follows FASB ASC subtopic 850-10 for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, the Company’s related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

On April 1, 2019 the Company adopted ASU No. 2016-2, Leases (Topic 842) (ASU 2016-2), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional, optional transition method with which to adopt the new leases standard. This additional transition method allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than in the earliest period presented in the financial statements, as originally required by ASU 2016-2.

Adoption of the standard did not result in adjustment to our prior period Balance Sheets, Statements of Operations or Statements of Cash Flows. When we adopted ASU 2016-02, we applied the package of practical expedients allowed by the standard, and therefore, we did not reassess: a) Whether any expired or existing contracts are or contain leases under the new definition; b) The lease classification for any expired or existing leases; or c) Whether previously capitalized costs continue to qualify as initial direct costs.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact to the Company's financial statements but does believes it is expected to have a minimal impact on the Company’s financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future consolidated financial statements.

4. LEASES

Balance sheet information related to our leases is included in the following table:

Operating leases	June 30, 2019
Operating lease right-of-use assets	$8,335,384
Operating lease liabilities, due within one year	$285,890
Operating lease liabilities, due after one year	$8,233,283
Total operating lease liabilities	$8,519,173

Operating lease liabilities, due within one year are included in Other current liabilities on our Consolidated Condensed Balance Sheet as of June 30, 2019.

The components of lease expense during the quarter ended June 30, 2019 is included in the following table:

	Financial statement line item	June 30, 2019
Amortization of right-of-use assets	Cost of revenue	$81,304
Interest on lease liabilities	Cost of revenue	278,117
Total lease expense		$359,421

Lease expense is included in Cost of revenue in our Consolidated Condensed Statement of Operation for the quarter ended June 30, 2019.

Supplemental other information related to leases were as follows:

Weighted Average Remaining Lease Term
Operating leases	14.5	Years
Weighted Average Discount Rate
Operating leases	14.0%

The future maturities of lease liabilities as of June 30, 2019, are as indicated below:

As of June 30, 2019	Operating Leases
Year ending March 31, 2021	$221,174
Year ending March 31, 2022	335,368
Year ending March 31, 2023	402,300
Year ending March 31, 2024	462,539
Thereafter	7,097,792
Total lease payments	$8,519,173

5. PROPERTY AND EQUIPMENT, NET

Property and Equipment consists of the following as of June 30 and March 31, 2019.

	June 30, 2019	March 31, 2019
Furniture, fixtures and fittings	$295,679	$32,247
Leasehold improvements	867,918	-
Plant and machinery	554,205	-
Construction in process	67,039	-
Total	1,784,841	32,247
Accumulated depreciation	(77,822)	(20,000)
Fixed assets, net	$1,707,019	$12,247

Depreciation expense for the quarters ended June 30, 2019 and June 30, 2018 was $57,822 and $966 respectively.

6. INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following as of June 30 and March 31, 2019:

	June 30, 2019	March 31, 2019
Software and software access agreement	$1,107,988	$1,088,264
Customer relationships	1,533,881	-
Total	2,641,869	1,088,264
Accumulated amortization	(802,030)	(725,547)
Intangible assets with definite lives, net	$1,839,839	$362,717

Amortization expense for the quarters ended June 30, 2019 and June 30, 2018 was $76,483 and $38,319 respectively. The Company has no impairment charge for definite lived intangible assets for the quarter ended June 30, 2019.

Intangible assets with indefinite lives consist of the following as of June 30 and March 31, 2019:

	June 30, 2019	March 31, 2019
Trademarks	$469,204	$-
Accumulated amortization	-	-
Intangible assets with indefinite lives, net	$469,204	$-

Intangible assets with indefinite lives are not amortized, they are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

7. AMOUNTS DUE TO AND FROM RELATED PARTIES

Amounts due from related parties arising from PRAMA

Included in the amounts due from related parties balance from the consolidated balance sheet of $951,521 as of June 30, 2019, is a $14,364 non-PRAMA brought forward from the previous period, and $937,157 arising from the acquisition of PRAMA on April 22, 2019, all of which are unsecured and non-interest bearing, which are described below:

Due from related parties	Description	June 30, 2019
Pramatech Pvt. Ltd	Shareholder in PRAMA, there are also common shareholders in PRAMA and this company	$709,145

Mr. B. K. Ashok	Shareholder in PRAMA	108,765
Alchemy Food & Franchisee Solutions Pvt. Ltd	Company partly owned by the Chief Executive Officer of a subsidiary of PRAMA	36,307
Prime Finvest Leasing Limited	Company partly owned by a PRAMA shareholder, has common shareholders with Pramatech Pvt. Ltd above	36,255
Opus Restaurants Pvt. Ltd	Shareholder in PRAMA, there are also common shareholders in PRAMA and this company	10,151
Mr. Akbar S Khwaja	Chief Executive Officer of a subsidiary of PRAMA	31,458
Mr. M. V. Chetan Kumar	Shareholder in PRAMA	5,076
Total		$937,157

Amounts due to related parties arising from PRAMA

Included in the amounts due to related party balance from the consolidated balance sheet of $909,610 as of June 30, 2019, is a $13,828 non-PRAMA brought forward from the previous period and $895,782 of various liabilities assumed on the purchase of PRAMA on April 22, 2019 which are described below:

Due to related parties	Description	June 30, 2019
Opus Hotels & Resorts Pvt. Ltd	Shareholder in PRAMA, there are also common shareholders in PRAMA and this company	$680,866
Mr. Mahesh Gandhi	Shareholder in PRAMA	187,226
Mr. Sobha Gandhi	Relative of Mahesh Gandhi, (shareholder above)	243
Navkar Pole Products Ltd	Company partly owned by a PRAMA shareholder	7,251
Mr. Pravin Rathod	Shareholder in PRAMA	15,845
Mr. Akbar Khwaja	Chief Executive Officer of a subsidiary of PRAMA	4,351
Total		$895,782

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

8. LOANS WITH THIRD PARTIES

Loans and borrowings with third parties are discussed below:

	As of
	June 30, 2019	March 31, 2019

Current liabilities:
Convertible note with United Techno Solutions, Inc	$250,000	$-
Current portion of long term loan with Small Industries Development Bank of India	182,801	-
Short term borrowing with NeoGrowth Credit Private Limited	34,421	-
	$467,222	$-
Long term loans and convertible notes:
Long term portion of loan with Small Industries Development Bank of India	$554,372	$-
Convertible note with United Techno Solutions, Inc	-	250,000
Less current portion of Small Industries Development Bank of India loan	(182,801)	-
	$371,571	$250,000

On March 16, 2019 the Company obtained a $250,000 convertible note from United Techno Solutions, Inc with a maturation date of April 1, 2020 and an embedded interest rate of 8%. The note may convert into 357,143 shares of common stock at the noteholder’s option. The balance outstanding as of June 30, 2019 amounted to $250,000. No interest has been paid on this note.

As part of the acquisition of PRAMA on April 22, 2019, the Company assumed a loan with NeoGrowth Credit Private Limited. The remaining balance as of June 30, 2019 was $34,421 with a maturation of March 21, 2020. This is included in short term borrowings as of June 30, 2019. The loan has an embedded finance charge of 18% interest over an 18 month period. The loan is paid in daily installments, interest is paid in Indian Rupees and approximates $23 per day. The loan is callable on demand. Interest paid during the period April 22, 2019 through June 30, 2019 approximated $1,610.

As part of the acquisition of PRAMA on April 22, 2019, the Company assumed a loan with Small Industries Development Bank of India. The original principal was $969,932 (60 million Indian Rupees), on December 31, 2013 and is payable over monthly installments over 7 years, with no payments due in the first twelve months of the loan. The bank has the right to convert the loan into equity capital of PRAMA. The rate of interest is 15.5% per annum. The loan is secured by: a) A senior secured charge on all moveable assets located at a contract hotel in Ahmedabad, India; b) Pledged deposit of $80,828 (5 million Indian Rupees); c) mortgage of leasehold rights in the lease contract for the contract hotel in Ahmedabad, India; d) Guarantee of Prama Consultancy Services Pvt. Ltd a related party of the Company; and e) the personal guarantees of Messrs. Mahesh Gandhi, Pravin Rathod,

9. LOANS WITH RELATED PARTIES

Loans and borrowings with related parties are discussed below:

	As of
	June 30, 2019	March 31, 2019

Current liabilities:
Convertible note with Takniki Communications, Inc	$695,000	$695,000
Convertible note with Arna Global LLC	-	956,000
Loan with Mr. Mahesh Ghandi	329,323	-
Promissory note with Arna Global LLC	200,000	-
Convertible note with Mr. Deepak Sharma	-	150,515
Convertible note with Mr. Sachin Mandloi	-	36,642
	$1,224,323	$1,838,157

On December 31, 2016, the Company issued a convertible note to Takniki Communications, Inc, an affiliate owned by Sachin Mandloi, our Vice President and a director, totaling $695,000. This note was issued pursuant to a Software Development Agreement dated September 23, 2016 between Takniki Communications, Inc and the Company to finance the upgrade of our Travelcord operating software.  The note has a maturation of December 31, 2019, and bears interest at the rate of ten percent payable at maturity. The principal amount of this note is convertible into 10,303,070 shares of the Company’s common stock at the noteholder’s option at maturity.

The loan from Mr. Mahesh Gandhi was assumed as a result of the purchase of PRAMA on April 22, 2019. The loan amounted to $320,114 and $329,323 as of April 22, 2019 and June 30, 2019, respectively. The counterparty is Mr. Mahesh Gandhi, a shareholder in PRAMA. This is an informal loan agreement. The loan bears interest at the rate of 15% per annum and is callable on demand. The accrued but not paid interest on this loan included in the balance as of June 30, 2019 amounted to $9,209.

On April 16, 2019, the Company borrowed $300,000 from ARNA Global LLC, an entity owned and controlled by Mr. Sharma, its President and CEO, to partially fund the acquisition of PRAMA. During the quarter, $100,000 was re-paid to ARNA Global LLC, however $200,000 was outstanding as of June 30, 2019. On July 8, 2019, the remaining $200,000 was repaid. The loan is unsecured and bears interest at 10% per annum.

On March 7, 2016, the Company issued a convertible note to Arna Global LLC, a related party wholly owned by the CEO and President of the Company for $956,000. The note matured on March 7, 2019, and bore interest at the rate of ten percent. The note was converted into 21,194,381 shares of common stock at the noteholders option on March 7, 2019.

On March 8, 2016, the Company issued a convertible note to Mr. Sachin Mandloi, a related party for $38,076. The note matured on March 8, 2019, and bore interest at the rate of ten percent. The note was converted into 835,552 shares of common stock at the noteholders option on March 8, 2019.

On March 8, 2016, the Company issued a convertible note to Mr. Deepak Sharma, the CEO and President of the Company for $156,407. The note matured on March 8, 2019, and bore interest at the rate of ten percent. The note was converted into 3,432,234 shares of common stock at the noteholders option on March 8, 2019.

10. STOCKHOLDERS’ EQUITY

During the quarter ended June 30, 2019, the Company issued an aggregate of 30,441,407 of common shares by means of: a) 25,462,167 common shares through conversion of notes; b) 2,632,653 common shares relating directly to the PRAMA acquisition; c) 1,571,430 common shares when the warrant holders exercised their $0.01 warrants; and d) 775,157 common shares through a private placement. These events are described in further detail below.

In June 2019, the Company issued 25,462,167 common shares and reduced its liabilities by approximately $1,150,483 in connection with three separate related parties who converted their notes. These were non-monetary transactions.

On April 22, 2019, the Company issued 2,632,653 common shares to the shareholders of PRAMA, at a price of $0.28 per share, as part of the PRAMA acquisition. This was a non-monetary transaction.

In June 2019, the Company issued 1,571,430 common shares when the warrant holders exercised their warrants and received approximately $15,714 in cash.

During the quarter ended June 30, 2019 the Company issued and sold 775,157 units comprising one share and warrant to purchase two share of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $542,610 to the Company. The Company issued warrants to acquire approximately 1,550,314 common shares pursuant to the 775,157 units listed above during the quarter ended June 30, 2019. These warrants shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date at an exercise price of $0.01.

Warrants:

The following table is the summary of warrant activities during the period:

Warrants	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Approximate aggregate intrinsic value
Outstanding as of March 31, 2019	1,571,430	$0.01	3.0	$345,000
Issued	1,550,314	$0.01	3.0	$340,000
Exercised	1,571,430	$0.01	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2019	1,550,314	$0.01	3.0	$340,000

Aggregate intrinsic value represents the difference between the Company’s estimate of the fair value of its common shares and the exercise price of outstanding, in-the-money warrants. The Company is not actively traded on the Over the Counter Market. The total intrinsic value of warrants exercised for the three month period ended June 30, 2019 was minimal. The fair value of warrants granted during the three months ended June 30, 2019 approximated $0.23 per warrant.

11. INCOME TAX

US taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company files its income tax returns on a fiscal year basis.

The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income. The Company files income tax returns in the U.S. Federal jurisdiction and various State jurisdictions. Sunalpha and PRAMA file tax returns in India and due to losses, no tax liability or net deferred tax asset is recorded. The Company is generally subject to U.S. Federal, State and local examinations by tax authorities for the past three years.

Indian taxes

Historically, the Company has not paid Indian income taxes because of historical losses. For the period April 22, 2019 to June 30, 2019, the Company believes the PRAMA results of operations would not have resulted in an income tax liability, due to the calculation of a pro forma tax loss for the period and the availability of prior period tax losses.

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

The Company has outstanding convertible debt of $945,000 which converts into 10,660,213 of the Company’s common stock, which may cause diluted earnings per share. Since the Company has only incurred losses, basic and diluted loss per share are the same as potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

The Company issued approximately 1,550,314 warrants during quarter ended June 30, 2019, which had minimal impact on the earning per share calculation for the quarter ended June 30, 2019.

	Quarter Ended
	June 30, 2019	June 30, 2018
Basic net loss per share:

Net loss attributable to TripBorn, Inc.	$(427,264)	$(259,159)
Weighted average common shares outstanding	97,605,456	95,711,874
Basic net loss per share attributable to TripBorn Inc. common stockholders	$(0.00)	$(0.00)

Due to net loss, the shares of common stock underlying the convertible notes were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

13. COMMITMENTS AND CONTINGENCIES

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (“API”) agreement, dated October 5, 2015, the Company is required to pay a minimum annual maintenance fee of $7,500 to IRCTC. In the event the agreement is renewed, the amount based on the number of active railway agents that use the Company rail booking services on the Company’s platform will be payable annually. On September 30, 2018, the Company renewed its agreement with the IRCTC and paid an annual maintenance fee of $8,600 based on the number of active railway agents it has enrolled to book rail tickets.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by the CEO of the Company on a rent-free basis. As of June 30, 2019 and 2018, the Company has not paid any rent. There were no significant commitments or contingencies for PRAMA as of June 30, 2019.

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. On the acquisition of PRAMA, on April 22, 2019, the Company assumed an interest in an arbitration claim. PRAMA made an arbitration claim of approximately $295,000 (21.2 million Indian Rupees) against Ms. Khurana Hotels and Apartments Private Limited in the Civil Court Senior Division of Amritsar, India. The claim is based on the asserted failure of Ms. Khurana Hotels and Apartments Private Limited, as lessor, to comply with the terms of the lease. As of the date of this filing, the arbitration proceedings are on-going.

Although litigation and arbitration are inherently uncertain, based on the information currently available, management does not believe that the currently pending arbitration will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

14. BUSINESS SEGMENTS

Prior to the acquisition of PRAMA, a hospitality company, the Company was a one segment company. Following, the acquisition of PRAMA, the Company’s chief operating decision maker changed the information he receives to manage, assess, operate the business and to allocate capital. Accordingly, the Company changed its operating segments to comprise: eCommerce aggregation services and Hospitality, respectively. The Company management reviews and evaluates the operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. The reportable segments reflect the internal organization of the Company and are strategic businesses that offer different products and services. The Company reports financial information and evaluates its operations by revenues. Management, including the chief operating decision maker, reviews operating results solely by revenue and operating results.

All net revenues are derived from transactions with third party customers, there are no inter-segment revenues. All of the net revenue is derived from operations in India, substantially all of the expenses are borne in India, with certain expenses borne in the US.

The Company measures segment performance based on loss from continuing operations. Summarized financial information concerning each of the Company's reportable segments is as follows:

	Three months ended June 30, 2019
	eCommerce Aggregator	Hospitality	Intersegment elimination	Consolidated total
Segment results and total assets
Net revenue	$132,120	$1,693,738	$-	$1,825,858

Cost of revenues	(108,145)	(1,324,160)	-	(1,432,305)
Operating expenses	(263,871)	(573,958)		(837,829)
Loss from operations, before other expense, net	(239,896)	(204,380)	$-	(444,276)
Other expense, net	(46,347)	(72,132)	-	(118,479)
Net loss	$(286,243)	$(276,512)	$-	$(562,755)
Total assets	$4,950,735	$17,654,185	$(2,783,529)	$19,821,391

During the quarter ended June 30, 2019, the Company derived approximately 93% and 7% of its revenue from its Hospitality and eCommerce Aggregation segments, respectively, compared to 100% of its business from its eCommerce Aggregation segment solely, for the quarter ended June 30, 2018.

15. SUBSEQUENT EVENTS

In August 2019, the Company issued 714,286 units at a price $0.70 and received approximately $500,000. Each unit consists of one share of the Company’s common stock and two warrants to purchase common stock. Each warrant can be exercised at any time prior to August 16, 2022 for the purchase of one share at an exercise price of $0.01.

In October 2019 the Company issued 535,718 units at a price $0.70 and received approximately $375,000. Each unit consists of one share of the Company’s common stock and two warrants to purchase common stock. Each warrant can be exercised at any time prior to October 10, 2022 for the purchase of one share at an exercise price of $0.01.

In October 2019, the Company issued 4,050,313 shares for the warrants that were outstanding and received approximately $40,503.

On July 8, 2019, the remaining $100,000 due on the promissory note to ARNA Global LLC, an entity owned and controlled by Mr. Sharma, the Company’s President and CEO, was repaid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In the accompanying analysis of financial information, we sometimes use information derived from consolidated unaudited financial data but not presented in our financial statements prepared in accordance with U.S. GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. See the Non-GAAP Financial Measures section for the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures. Certain columns and rows within the tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers. Discussions throughout this Management Discussion & Analysis (“MD&A”) are based on continuing operations unless otherwise noted. The Management Discussion and Analysis should be read in conjunction with the unaudited consolidated condensed financial statements and notes to the unaudited consolidated condensed financial statements.

Forward-Looking Statements

The Company makes forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this report, including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements. These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements.

Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	the adequacy of our financial resources, including our sources of liquidity to fund business development activities and pursue acquisition opportunities;
•	our ability to find, negotiate and close acquisition opportunities at appropriate risk-adjusted returns and market rates;
•	our ability to extend, where needed maturities on existing notes;
•	our ability to raise equity capital at the right market terms;
•	the initiation of new legal proceedings;
•	our ability to effectively manage our regulatory and contractual compliance obligations;
•	our ability to contain and reduce our operating costs;
•	the loss of the services of our directors and officers and senior managers;
•	uncertainty related to general economic and market conditions, travel and hospitality market conditions;
•	uncertainty related to our ability to integrate the operations of PRAMA, a 51% equity interest subsidiary to our eCommerce Aggregator business;
•	uncertainty related to our ability to conduct future acquisitions to gain economies of scale and to leverage travel network synergistic benefits;
•	credit losses sustained in the event of a failure or lack of insurance coverage from the Deposit Insurance and Credit Guarantee Corporation of India for bank balances maintained in India; and
•	uncertainty related to our reserves, valuations, provisions and anticipated realization of assets.

Further information on the risks specific to our business is detailed within this report, including under “Risk Factors.” Forward-looking statements speak only as of the date they were made, and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

Overview

The Company is an eCommerce aggregator and a hospitality management company. An aggregator model is a form of eCommerce whereby our website, www.tripborn.com aggregates, information on various travel and hospitality vendors and presents them on a single platform, to ease, facilitate, coordinate and effectuate consumer travel and hospitality needs. The Hospitality segment is an Indian based operator of 20 hotel properties in 16 cities with 949 keys under 7 brands as of June 30, 2019.

The eCommerce aggregator business functions as a Last Mile Commerce and Connectivity aggregator that delivers product and services to offline consumers using a service agent network in India through our website. Currently, we operate as a business to business, or B2B, Last Mile Commerce platform that serves business agents and companies based in India in providing travel and financial services products for their offline customers. Through our website, our business or travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services and financial services including money transfer bill payment, and Micro ATM products. The eCommerce Aggregator segment operates through Sunalpha Green Technologies Private Limited (“Sunalpha”), a wholly owned subsidiary.

The hospitality business is comprised of our 51% equity interest in our subsidiary, PRAMA, which was acquired on April 22, 2019. The hospitality business operates the following mid-priced to budget brands in India: Mango Hotels, Mango Suites, Mango Hotels Select, Mango Suites Select, i-Stay Hotels and Apodis Collection. APODIS and IntelliStay function as umbrella brands. Our brands strive to highlight friendly service and reflects a local spin on the travel experience in an environment that allows customers to feel welcome and at home while paying a budget price. Our focus is to anticipate guest needs and pleasantly surprise them with our customer service. Under our asset-light business model, we manage hotels, rather than owning them.

PRAMA was acquired not only for its asset-light hotel property management business, but also for the expectation that we plan to deliver organic growth and synergies through combining the PRAMA portfolio with the eCommerce Aggregator platform to increase traffic in and capture margin in both segments. In addition, we pursue acquisition targets, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination to fuel scale and growth within the broad hospitality sector.

eCommerce Aggregator business overview

We have built, advanced and secure, service-oriented technology platforms, that integrate our sales, customer service and fulfillment operations. Our website is hosted in the cloud and is used by our B2B customers or service agents to enable them to sell our full suite of online travel services to their customers. Our technology platforms are scalable and can be augmented to handle increased traffic and complexity of products with limited additional investment, an example of which is the high traffic generated by promotional rates offered simultaneously by multiple travel operators and suppliers. Our website facilitates the requirements of the growing Indian middle-class travel market, which is characterized by lower rates of internet penetration and digital technology, when compared to more developed countries. We have a network of approximately 10,200 registered agents across over 200 cities in India.

We have designed our customer facing websites to be user-friendly to our B2B customer, providing our customers with extensive low-price options and alternative routings. We continuously make improvements to our online booking platforms to enhance the user experience by focusing on automation. Our cloud-based platform has been designed to link to our multiple suppliers’ systems either through “direct connects” or a global distribution system (“GDS”), we use both Amadeus and Galileo, and are capable of delivering real-time availability and pricing information for multiple options simultaneously. Our platform is hosted by a cloud-based IBM service, which provides a high degree of reliability, security and scalability and helps us to maintain adequate capacity. Since commencing operations as an online travel agent in February 2014, we have steadily worked to add suppliers in order to provide additional services and better pricing for our service agent customers. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is scalable for suppliers and transactions.

eCommerce Aggregator operating metrics

In evaluating our eCommerce Aggregator business, we use operating metrics, including gross bookings and revenue margin. Gross bookings are a measure of the total dollar volume of transactions that we process and is used by us to measure our scale and growth. We calculate revenue margin as revenue as a percentage of gross bookings.

	Quarter ended June 30
	2019	2018

Gross Bookings1*	$15,042,550	$13,720,529
Net revenues	$132,120	$95,640
Gross Bookings Margin2*	0.88%	0.70%

1* Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds. Gross bookings differ from the Company’s net revenues, which reflect the revenue earned by the Company.

2* Gross bookings margin is defined as net revenues as a percentage of gross bookings.

The increase in gross bookings is driven primarily by increases in incentives, fees, penalty income, and surcharges paid by our service agent customers. The revenue margin increased quarter over quarter by approximately 18 basis points, due to increased margin from suppliers in our offerings.

Hospitality business overview

Hospitality trends and opportunities

The Indian travel and hospitality segment is highly fragmented, with attention focused on a handful of higher end luxury brands. There has been a dearth of branded hotel chains catering to mass segments, where demand is primarily driven by approximately 650 million young travelers aged between 24 and 35, keen to travel, enabled by higher disposable income and improved transport options. With changing times, the young travelers have created demand in India’s smaller towns and hence creating a need for predictable hotel experience with affordable pricing.

In a country where access to local information and knowledge is rarely available in an online, social media driven environment, hospitality sales channels have relied on offline distribution channels, principally word-of-mouth, print, radio, television and travel agent marketing. Given the ever-growing list of options available today in India, using the right number and mix of channels to deliver a relevant and engaging customer experience in an increasingly fragmented, and often chaotic distribution landscape is pivotal. As such, hotels can no longer be complacent, relying on previous sales and distribution channels. It is incumbent upon hoteliers to effectively leverage both direct and indirect channels as part of their sales and marketing strategy to stay competitive, optimize yields, drive sales and revenue.

Hospitality business overview

We look at the number of keys (available rooms), number of properties by brand and the number of cities as a measure of our geographical reach. We plan to present revenue per available room (“RevPar”), average daily rate (“ADR”) and average occupancy (“Occupancy”) in future quarterly and annual reports. We believe RevPAR, which we calculate by dividing room sales for comparable properties by room nights available for the period, measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. Occupancy, which we calculate by dividing occupied rooms by total rooms available, measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. We plan to measure our performance on a constant Indian Rupee basis and therefore US Dollar translations may experience currency fluctuations which do not impact underlying local performance. We do not plan to calculate constant dollar statistics, for example, by applying exchange rates for the current period to the prior comparable period. We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between our hotel brands, (iii) sustained substantial property damage or business interruption; or (iv) changed contractual terms.

Given the transaction occurred on April 22, 2019, we believe that consistent period on period performance will not be meaningful for a period of time and accordingly will not present the above post acquisition performance measures until they are meaningful.

We earn base management fees and in certain cases incentive management fees from the properties that we manage. In most markets, base management typically consist of a percentage of property-level revenue, while incentive management fees typically consist of a percentage of net profit, adjusted for certain contractually agreed items.

We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs. We provide our guests new and memorable experiences through our portfolio of brands, innovative technology, and a focus on employee training to deliver a consistent customer experience. Our brands remain strong due to our skilled management teams, dedicated associates, superior guest service with an emphasis on guest and associate satisfaction, and desirable property amenities within the budget price range.

We, along with property owners, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities, technology offerings, and guest experiences. We address, through various means, hotels in our system that do not meet our standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use websites, and of our associated mobile smartphone applications, through functionality and service improvements.

OUR STRATEGY

We believe that the fast-growing travel market in in India, coupled with rising disposable income in India drive a strategic opportunity. Our objective is to capture this growth through the following strategic initiatives:

•	Expand our hotels and packages offerings. Our hotels and packages offering generally yields higher margins than our air, rail ticketing and money transfer offerings, and we intend to increase this as part of the sales mix. In April 2019, we acquired PRAMA, which operates a budget hotel portfolio across India. We plan to increase the number of hotels, to increase captive demand, utilizing our last-mile-distribution network, by adopting new technologies, and a deep customer focus to create stronger brand loyalty and customer engagement experience. Our objective is to enable more hotel suppliers to be seamlessly connected to our platform with the latest technology methods which include direct connects, channel managers and direct integrations with various aggregators. We believe that we can increase our total number of transactions as internet penetration in India increases, by strengthening our distribution network, cross selling other products and service including vacation packages;

•	Expand our service and product portfolio to enhance cross-selling opportunities. We believe that expanding our service and product offerings (i.e. Money transfer and Payment services) is an important means of customer acquisition as the diversity of our services and products will improve our offerings to customers, attract more customers to our platform and which allow us to cross sell higher-margin service;

•	Enhance our service platforms by investing in technology. We intend to continue to invest in technology to enhance the features of our services and alignment of our platform and technology assets with business objectives which can improve visibility into business operation and profitability, ensure transparency for optimal service delivery, reducing cost, offer new services to customers, and to create efficiency across our businesses by enabling control of every transactions; and

•	Pursue selective strategic partnerships and acquisitions. In addition to organic growth, we will pursue strategic partnerships and targeted acquisitions that complement our service offerings, strengthen or establish our presence, or to gain access to technology and building brands.

CONSOLIDATED RESULTS OF OPERATIONS

Acquisition of PRAMA

The acquisition of PRAMA on April 22, 2019, had a material impact on the results of operations, for the quarter ended June 30, 2019. Accordingly, the results for the period June 30, 2018, which do not include PRAMA are not comparable to the results for the quarter ended June 30, 2019, which do include the results of PRAMA, on a post-close basis. Equally, the PRAMA acquisition had a material impact on the liquidity and capital resources of the Company. The impact of the PRAMA acquisition on the post close results and the balance sheet is shown in the Company’s segmental disclosure. PRAMA’s results, scale and operations are significantly larger than the eCommerce Aggregator segment. Also, the effects of the PRAMA acquisition impacted every significant line item in the statements of operations and balance sheet.

The pro forma combined revenues and net loss before income taxes, for the combined entity, as though the acquisition of PRAMA had occurred on April 1, 2018, for the respective periods are shown in Note 1 of our Consolidated Condensed Financial Statements (unaudited).

The eCommerce Aggregator segment results improved but compared to the PRAMA acquisition did not have a meaningful impact on the results of the Company. The Company does not believe that presenting pro forma information for PRAMA, over and above what is disclosed in the segmental information above, would be meaningful at this time.

	Quarter ended June 30,	Quarter ended June 30,
	2019	2018
Net revenues	$1,825,858	$95,640

Cost of revenues and expenses	(2,270,134)	(313,699)

Loss from operations	(444,276)	(218,059)

Other expenses, net	(118,479)	(41,100)

Net loss	$(562,755)	$(259,159)

Net loss attributable to noncontrolling interests	$(135,491)	$-
Net loss attributable to TripBorn, Inc.	$(427,264)	$(259,159)

Net Revenues

Net revenues increased by $1,730,218, which comprised the post close acquisition results of PRAMA for the period April 22, 2019 through June 30, 2019 of $1,693,738, which was not present in the prior period, and an increase of $36,480 for the eCommerce Aggregation business from increases in the levels of travel agents in the network and an associated increase in transaction volumes.

Cost of Revenues and Other Operating Expenses

Cost of revenues and Other operating expenses increased by $1,956,435, which comprised the post close acquisition results of PRAMA for the period April 22, 2019 through June 30, 2019 of $1,931,685, which was not present in the prior period, and an increase of $24,750 for the eCommerce Aggregation business from increases in the levels of travel agents in the network and an associated increase in transaction volumes.

Loss from Operations

Loss from operations increased by $226,217, which comprised the post close acquisition results of PRAMA for the period April 22, 2019 through June 30, 2019 of $204,380, which was not present in the prior period, and an increase in loss from operations of $21,837 for the eCommerce Aggregation business, reflecting higher selling, general and administrative expenses and legal and consulting expenses.

Other Expenses, Net

Other expenses, net increased by $77,379, which comprised the post close acquisition results of PRAMA for the period April 22, 2019 through June 30, 2019 of $72,132, which was not present in the prior period, and a small change of $5,247 in the eCommerce Aggregation business.

Net Loss

Net loss increased by $303,596, which comprised the post close acquisition results of PRAMA for the period April 22, 2019 through June 30, 2019 of $276,512, which was not present in the prior period, and an increase in loss from operations of $27,084 for the eCommerce Aggregation business because the operating scale of the eCommerce Aggregation business is still insufficient when compared to the non-operating expenses of the eCommerce Aggregation business.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had $1,358,902 in cash and cash equivalents, compared to $1,230,012 as of March 31, 2019. The increase in cash and cash equivalents was primarily driven by $558,325 proceeds from the issuance of common stock and warrants, and $112,803 in cash provided by operating activities and working capital, partially offset by the $507,093 net cash used for the purchase of PRAMA and other cash movements. As of June 30, 2019, the Company had stockholders’ equity of $2,061,528, compared to a stockholders’ deficit of $1,078,970 as of March 31, 2019. The change of $3,140,498, is comprised of $2,401,181 of share issuances and $1,150,483 of note conversions, and other, partially offset by a net loss attributable to the Parent Company of $427,264. The Company has continued to raise equity in the period post June 30, 2019 to fund working capital, general and administration expenses and further potential acquisitions. The Company also plans to improve the cash flow from operations for both the eCommerce Aggregator and Hospitality segments.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Three months ended
	June 30,	June 30,
	2019	2018
Cash Provided by (Used in):
Operating activities	$112,803	$(340,244)
Investing activities	$(558,958)	$(396)
Financing activities	$548,595	$(10,518)

Operating Activities: Net cash provided by operations was $112,803 during the three months ended June 30, 2019 compared to a cash use from operating activities of $340,244 during the same period in fiscal 2018. The increase in the period to period change was $453,047 and was primarily attributable to the cash flow from the inclusion of PRAMA for this quarter, whereas, it was not present in the previous quarter. Significant changes in operating assets comprised a decrease of $480,294 from accounts receivables, a decrease of $854,398 from right to use of assets and a decrease of $280,820 in other non-current liabilities. Significant improvements in cash from operating assets and liabilities included, a change of $1,199,970 from other current liabilities and $877,743 from operating lease liabilities. The net loss was $562,755 as adjusted for non cash depreciation and amortization of $134,334 and stock based compensation of $25,723.

Investing Activities: The change in investing activities related to the net cash used in acquiring the 51% equity interest in PRAMA of $507,093 in the quarter ended June 30, 2019 and $51,864 of property and equipment expenditures which were substantially all in the Hospitality segment.

Financing Activities: During the three months ended June 30, 2019, there was $558,325 cash provided by issuances or shares and or warrants in the following categories: a) In June 2019, the Company issued 1,571,430 common shares when the warrant holders exercised their warrants and received approximately $15,714 in cash; and b) During the quarter ended June 30, 2019 the Company issued and sold 775,157 units comprising one share and warrant to purchase two share of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $542,611 to the Company. The comparable period in 2018 arose from a $10,518 repayment of convertible notes. We currently do not have a senior credit or revolving credit facility and do not expect to obtain one in the foreseeable future.

We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities. Our liquidity needs are largely impacted by the acquisitions we complete, and our efforts to manage our sales, general and administrative funds, offset by planned growth in cash generation for operating activities and the realization of working capital improvements. There are no assurances that these steps will generate sufficient cash flow from operations or that we will be able to obtain sufficient financing necessary to support our working capital requirements. We can also give no assurance that additional capital financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations or execute our business plan.

BUSINESS SEGMENTS

The following discussion presents an analysis of operating results of our reportable nosiness segments: eCommerce Aggregator and Hospitality, for the first quarter ended June 30, 2019 compared to the first quarter ended June 30, 2018. See Note 11 for other information about each segment, including revenues and a reconciliation of segment profits to net income.

eCOMMERCE AGGREGATOR RESULTS OF OPERATIONS

	Quarter ended June 30,	Quarter ended June 30,
	2019	2018
Net revenues	$132,120	$95,640

Cost of revenues and Other operating expenses	(372,016)	(313,699)

Loss from operations	(239,896)	(218,059)

Other expenses, net	(46,347)	(41,100)

Net loss	$(286,243)	$(259,159)

Segment net loss attributable to TripBorn Inc.	$(286,243)	$(259,159)
Segment net loss attributable to noncontrolling interests	$-	$-

Net Revenues

Net revenues increased by $36,480 reflecting increases in the levels of travel agents in the network and an associated increase in transaction volumes.

Cost of Revenues and Other Operating Expenses

Cost of revenues and Other operating expenses increased by $58,317 reflecting higher sales, general and administrative expenses and higher legal and consulting expenses.

Loss from Operations

Loss from operations increased by $21,837, reflecting higher sales, general and administrative expenses.

Other Expenses, net

Other expenses, net increased by $5,247.

Net Loss

Net loss increased by $27,084 primarily due to higher sales, general and administrative expenses.

HOSPITALITY RESULTS OF OPERATIONS

The quarter ended June 30, 2019 was largely impacted by the acquisition of PRAMA and the associated establishment of our Hospitality segment, which was not present in the comparable period, therefore all comparisons to the prior period are not meaningful. The results of the hospitality segment are only reflected for the period April 22, 2019 through June 30, 2019.

	Quarter ended June 30,	Quarter ended June 30,
	2019	2018
Net revenues	$1,693,738	$-

Cost of revenues and Other operating expenses	(1,898,118)	-

Loss from operations	(204,380)	-

Other expense, net	(72,132)	-

Net loss	$(276,512)	$-

Segment net loss attributable to TripBorn Inc.	$(141,021)	$-
Segment net loss attributable to noncontrolling interests	$(135,491)	$-

Changes in “Net Revenues”, “Cost of revenues and Other Operating Expenses”, “Gross Profit”, “Loss from Operations”, “Other Expenses, Net”, and “Net Loss” are wholly attributable to the purchase of PRAMA on April 22, 2019, and the associated consolidation of PRAMA for the period April 22, 2019 through June 30, 2019.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2019. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives;
(ii)	lack of multiple levels of supervision and review; and
(iii)	lack of adequate U.S. GAAP and SEC financial reporting knowledge to identify, account for and disclose financial reporting issues on a timely basis; and
(iv)	an inability to report financial statements in a timely manner.

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

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2019 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, and enhance related supporting technology.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended June 30, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP. Because of the time needed to implement these steps and test the applicable controls in operation, management does not anticipate that the material weaknesses will be fully remediated by March 31, 2020.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Share-based compensation

See Note 3 of our Consolidated Condensed Financial Statements (unaudited) for more information.

New Accounting Standards

See Note 3 of our Consolidated Condensed Financial Statements (unaudited) for our adoption of new accounting standards.

PART II.

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. On the acquisition of PRAMA, on April 22, 2019, the Company assumed an interest in an arbitration claim. PRAMA made an arbitration claim of approximately $295,000 (21.2 million Indian Rupees) against Ms. Khurana Hotels and Apartments Private Limited in the Civil Court Senior Division of Amritsar, India. The claim is based on the asserted failure by PRAMA of Ms. Khurana Hotels and Apartments Private Limited, as lessor, to comply with the terms of the lease. As of the date of this filing, the arbitration proceedings are on-going.

Although litigation and arbitration are inherently uncertain, based on the information currently available, management does not believe that the currently pending arbitration will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2019, the Company issued an aggregate of 30,441,407 of common shares by means of: a) 25,462,167 common shares through conversion of notes; b) 2,632,653 common shares relating directly to the PRAMA acquisition; c) 1,571,430 common shares when the warrant holders exercised their $0.01 warrants; and d) 775,157 common shares through a private placement. These events are described in further detail below.

On April 22, 2019, the Company issued 2,632,653 common shares to the shareholders of PRAMA, at a price of $0.70 per share, as part of the purchase of a 51% equity interest in PRAMA. This was a non-monetary transaction. These issuances were made pursuant to the exemption from registration contained in Regulation S under the Securities Act for sales solely to non-US investors outside of the United States.

On June 10, 2019, the Company issued and sold 357,143 units comprising one share and a warrant to purchase two shares of the Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $250,000 to the Company. The Company issued approximately 714,286 warrants pursuant to the 357,143 units listed above. These warrants shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date at an exercise price of $0.01. These issuances were made pursuant to the exemption from registration contained in Regulation D under the Securities Act for sales solely to accredited investors.

On June 27, 2019, the Company issued and sold 60,871 units comprising one share and warrant to purchase two share of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $42,610 to the Company. The Company issued approximately 121,742 warrants pursuant to the 60,871 units listed above. These warrants shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date at an exercise price of $0.01. This issuance was made pursuant to the exemption from registration contained in Regulation S under the Securities Act for sales solely to non-US investors outside of the United States.

On June 30, 2019, the Company issued and sold 357,143 units comprising one share and a warrant to purchase two shares of the Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $250,000 to the Company. The Company issued approximately 714,286 warrants pursuant to the 357,143 units listed above. These warrants shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date at an exercise price of $0.01. These issuances were made pursuant to the exemption from registration contained in Regulation D under the Securities Act for sales solely to accredited investors.

On June 30, 2019, the Company issued 1,571,430 common shares when the warrant holders exercised their warrants and received approximately $15,714 in cash. These issuances were made pursuant to the exemption from registration contained in Regulation D under the Securities Act for sales solely to accredited investors.

On June 30, 2019, the Company issued 25,462,167 common shares and reduced its liabilities by approximately $1,150,483 in connection with three separate related parties who converted their notes. These were non-monetary transactions. These issuances were made pursuant to the exemption from registration contained in Regulation D under the Securities Act for sales solely to accredited investors.

ITEM 5. OTHER INFORMATION

On April 22, 2019, the Company acquired a 51% equity interest in PRAMA for $2,137,143, consisting of $1,400,000 in cash and the issuance of 2,632,653 shares of common stock valued at $737,143. The equity interest was acquired from the stockholders of PRAMA. PRAMA is engaged in the business of owning and promoting businesses for operating and managing hotels and food and beverage services in India and nearby markets located in the Indian subcontinent. As previously disclosed, the Company borrowed $300,000 from ARNA Global LLC, an entity owned and controlled by Mr. Sharma, its President and CEO, to partially fund the acquisition of PRAMA. The completion of the acquisition should have been reported on a Current Report on Form 8-K, under Item 2.01

(Completion of Acquisition or Disposition of Assets).

The audit of PRAMA is not complete and the Company did not file the financials of PRAMA within 75 days from its acquisition, as required under rule 8-04 of Regulation S-X. However, the Company will file such financial statements on a Form 8-K as soon as the audit is completed.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

INDEX OF EXHIBITS

Number	Exhibit Description
Exhibit 2.1	SHARE TRANSFER AGREEMENT DATED APRIL 22, 2019 BETWEEN THE COMPANY, PRAMA AND THE SELLERS PARTY THERETO. PREVIOUSLY FILED AS EXHIBIT 2.1 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON APRIL 25, 2019 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 3.1	CERTIFICATE OF INCORPORATION OF THE COMPANY. PREVIOUSLY FILED AS EXHIBIT 3.1 TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 FILED ON APRIL 18, 2016 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 3.2	CERTIFICATE OF AMENDMENT TO THE CERTIFICATE OF INCORPORATION OF THE COMPANY. PREVIOUSLY FILED AS EXHIBIT 3.2 TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 FILED ON APRIL 18, 2016 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 3.3	AMENDED AND RESTATED BYLAWS OF THE COMPANY. PREVIOUSLY FILED AS EXHIBIT 3.3 TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 FILED ON APRIL 18, 2016 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 4.1	DEMAND PROMISSORY NOTE DATED APRIL 22, 2019 BETWEEN THE COMPANY AND ARNA. PREVIOUSLY FILED AS EXHIBIT 4.1 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON APRIL 25, 2019 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 4.2	FORM OF CONVERTIBLE NOTES AMENDMENT. PREVIOUSLY FILED AS EXHIBIT 4.2 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON APRIL 25, 2019 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 101.1

THE FOLLOWING FINANCIAL STATEMENTS FROM THE COMPANY’S QUARTERLY REPORT ON

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019, FORMATTED IN INLINE XBRL: (I)

CONSOLIDATED CONDENSED BALANCE SHEET; (II) CONSOLIDATED CONDENSED

STATEMENTS OF OPERATIONS; (III) CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS; (IV) CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (DEFICIT); (V) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS; AND (VI) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPBORN, INC.

Date: November 25, 2019	By:	/ S / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President, Chief Executive Officer and Director (Principal Financial and Accounting Officer)

