Form 10-Q
period 2019-09-30
TripBorn, Inc.
filed 2020-09-30
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-Q

_______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-210821

 _______________________________________

TripBorn, Inc.

(Exact name of registrant as specified in its charter)

 _______________________________________

Delaware	27-2447426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

762 Perthshire Pl Abingdon MD	21009
(Address of principal executive offices)	(Zip Code)

(269) 274-7877

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

The number of the registrant’s common shares, $0.0001 par value per share, outstanding on September 30, 2020 was 132,932,159.

1

PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	September 30, 2019	September 30,2018	September 30, 2019	September 30,2018

NET REVENUES	$2,128,370	$84,583	$3,954,228	$180,223

COST OF REVENUES AND EXPENSES
Cost of revenue	2,024,650	56,422	3,480,298	116,382
Selling, general and administrative expenses	611,132	202,339	1,185,217	370,923
Legal and consulting expenses	169,620	31,626	275,687	77,497
Depreciation and amortization	136,823	33,579	271,157	72,863
	2,942,225	323,966	5,212,359	637,665
LOSS FROM OPERATIONS	(813,855)	(239,383)	(1,258,131)	(457,442)
Other income, net	32,604	6,392	63,585	12,535
Interest expense	(86,480)	(47,709)	(242,146)	(95,034)
Interest income	39,882	62	46,086	144
Equity in earnings	-	-	-	-
LOSS BEFORE INCOME TAXES	(827,849)	(280,638)	(1,390,606)	(539,797)
Provision for income taxes	-	-	-	-
NET LOSS	$(827,849)	$(280,638)	$(1,390,606)	$(539,797)

Net loss attributable to noncontrolling interests	$(375,339)	$-	$(574,056)	$-
Net loss attributable to TripBorn, Inc.	$(452,510)	$(280,638)	$(816,550)	$(539,797)

NET LOSS PER COMMON SHARE
Basic loss per common share attributable to TripBorn, Inc.	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted loss per common share attributable to TripBorn, Inc.	$(0.01)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic weighted-average number of common shares	112,791,334	95,819,093	112,791,334	95,819,093
Diluted weighted-average number of common shares	113,136,703	95,819,093	113,136,703	95,819,093

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three months ended		Six months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(827,849)	$(280,638)	$(1,390,606)	$(539,797)
Net loss attributable to noncontrolling interests	(375,339)	-	(574,056)	-
Net loss attributable to TripBorn, Inc.	(452,510)	(280,638)	(816,550)	(539,797)

Currency translations adjustment	(65,141)	4,136	(27,903)	5,583
Currency translation adjustment attributable to noncontrolling interests	(41,820)	-	5,210	-
Currency translation adjustment attributable to TripBorn, Inc	(23,321)	4,136	(33,113)	5,583

Comprehensive loss	(892,990)	(276,502)	(1,418,509)	(534,214)
Comprehensive loss attributable to noncontrolling interests	417,159	-	568,846	-
Comprehensive loss attributable to TripBorn, Inc.	$(475,831)	$(276,502)	$(849,663)	$(534,214)

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2019	2019
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$910,096	$1,230,012
Investments	427,755	-
Accounts receivable, net, and unbilled revenue	1,286,659	178,492
Due from related parties	914,601	14,364
Other current assets	1,272,035	570,571
Total current assets	4,811,146	1,993,439
Non current assets:
Operating lease, right-of-use assets, net	9,819,947	-
Goodwill	936,788	-
Intangible assets, net	2,207,814	362,717
Property and equipment, net	1,679,405	12,247
Other noncurrent assets	1,650,037	48,956
TOTAL ASSETS	$21,105,137	$2,417,359

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,700,204	$310,130
Local duties and taxes	897,764	12,660
Due to related parties	872,751	13,828
Loans and convertible notes due to related parties	1,089,211	1,838,157
Interest payable (includes $578,226 and $508,531 due to related parties, respectively)	615,740	536,073
Salaries and benefits (includes $555,030 and $430,030 due to related parties respectively)	1,220,063	448,290
Current portion of loans and convertible notes with third parties	494,185	-
Other current liabilities	1,042,791	87,191
Total current liabilities	7,932,709	3,246,329

Long term liabilities:
Long term portion of operating lease liabilities	9,698,698	-
Long term portion of loans and convertible notes	377,875	250,000
Other non-current liabilities	594,051	-
Total current and long-term liabilities	18,603,333	3,496,329
Commitments and contingencies (Note 14)

Preferred stock $.0001 par value	-	-
Authorized shares: 10,000,000, none issued and none outstanding
Common stock $.0001 par value	12,835	9,719
Authorized shares: 200,000,000
Shares issued and outstanding: 128,346,128 and 97,190,435
Additional paid in capital	6,170,286	3,227,452
Accumulated deficit	(5,172,180)	(4,355,630)
Accumulated other comprehensive income	6,376	39,489
TOTAL TRIPBORN, INC STOCKHOLDERS’ EQUITY / (DEFICIT)	1,017,317	(1,078,970)
Noncontrolling interest in consolidated entity (Note 1)	1,484,487	-
Total equity (deficit)	2,501,804	(1,078,970)
TOTAL LIABILITIES AND EQUITY	$21,105,137	$2,417,359

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

	For the six months ended September 30, 2019
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
	(In $ except for number of common stock)

Balance as of March 31, 2019	97,190,435	$9,719	$3,227,452	$39,489	$(4,355,630)	$(1,078,970)	$-	$(1,078,970)
Common stock issued on purchase of subsidiary	2,632,653	263	736,880	-	-	737,143	-	737,143
Common stock and warrants issued for cash consideration	1,489,443	150	1,042,460	-	-	1,042,610	-	1,042,610
Common stock issued on exercise of warrants	1,571,430	157	15,557	-	-	15,714	-	15,714
Common stock issued on conversion of debt	25,462,167	2,546	1,147,937	-	-	1,150,483	-	1,150,483
Noncontrolling interests arising on acquisition of subsidiary	-	-	-	-	-	-	2,053,333	2,053,333
Currency translation adjustment	-	-	-	(33,113)	-	(33,113)	5,210	(27,903)
Net loss	-	-	-	-	(816,550)	(816,550)	(574,056)	(1,390,606)
Balance as of September 30, 2019	128,346,128	$12,835	$6,170,286	$6,376	$(5,172,180)	$1,017,317	$1,484,487	$2,501,804

	For the six months ended September 30, 2018
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc deficit	Noncontrolling interests	Total deficit
	(In $ except for number of common stock)

Balance as of March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(3,087,583)	$(741,656)	$-	$(741,656)
Issuance of common stock	478,560	48	205,733	-	-	205,781	-	205,781
Currency translation adjustment		-	-	5,583	-	5,583	-	5,583
Net loss	-	-	-	-	(539,797)	(539,797)	-	(539,797)
Balance as of September 30, 2018	96,190,434	$9,620	$2,527,551	$20,120	$(3,627,380)	$(1,070,089)	$-	$(1,070,089)

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended September 30
	2019	2018
Cash flows from operating activities
Net loss	$(1,390,606)	$(539,797)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,978	72,863
Stock based compensation	51,445	25,723

Changes in operating assets and liabilities:
Accounts receivable	(491,603)	(129,698)
Other current assets	56,359	183,220
Accounts payable	(452,491)	92,643
Other current liabilities	2,324,036	16,604
Other non-current liabilities	(593,914)	-
Other non-current assets	20,457	-
Net cash used in operating activities	(209,339)	(278,442)

Cash flows from investing activities
Net cash paid on acquisition of subsidiary	(971,910)	-
Other investments	32,509	-
Purchases of fixed assets	(126,438)	(393)
Net cash used in investing activities	(1,065,839)	(393)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of warrants	1,058,324	-
Repayment of debt, net	(189,341)	(9,377)
Net cash used in financing activities	868,983	(9,377)

Effect of exchange rates changes on cash	86,279	5,583

Net change in cash	(319,916)	(282,629)
Cash
Beginning of the period	1,230,012	1,155,367
End of the period	$910,096	$872,738

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest paid	$134,351	$-

See accompanying notes to consolidated condensed financial statements (unaudited).

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

1. DESCRIPTION OF BUSINESS

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

The unaudited consolidated financial statements include the accounts and transactions of the Company; its subsidiaries (ownership interests as of September 30, 2019), Sunalpha (ownership interest 100%); PRAMA (ownership interest 51%), Apodis Hotels & Resorts Limited (“AHRL”) (ownership interest approximately 30%, derived from 51%*59.15%), IntelliStay Hotels Private Limited (“IHPL”) (ownership interest approximately 26%, derived from 51%*59.15%*86.96%), Apodis Foods and Brands Private Limited (“AFBL”) (ownership interest approximately 30%, derived from 51%*59.15%*100%), non-operating subsidiary Apodis Projects Private Limited (“APPL”) (ownership interest approximately 30% derived from 51%*59.15%*100%); and an equity investee, PRAMA Canary Wharf Hotels Private Limited (“PCW”) (ownership interest approximately 15%, derived from 51%*59.15%*50%).

The Company exercises significant influence over PCW but does not control the investee and the Company is not the primary beneficiary of the investee’s activities. PCW is accounted for using the equity method. All significant inter-company accounts and transactions are eliminated in consolidation.

The Company’s operations are moderately seasonal, with average net revenues normally higher during the Indian summer months and national or regional holidays, than during winter months and non-holiday periods. Also certain of the Company’s managed hotel properties are in remote hillside locations which experience their own distinct weather patterns. As the business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter, or for the full fiscal year.

Acquisitions

On April 22, 2019 the Company acquired a 51% equity interest in PRAMA for $2,137,143, consisting of $1,400,000 in cash and the issuance of 2,632,653 shares of common stock valued at $737,143.

The acquisition of PRAMA was treated as a business combination under U.S. GAAP. During the first quarter, we estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. During the measurement period, which is not to exceed one year from the acquisition date, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates, and these adjustments may be significant. We have not revised the initial purchase price allocation from the first quarter estimate.

The following reflects the net cash paid on acquisition of PRAMA in the six month period ended September 30, 2019:

Fair Value
Cash paid in six month period ended September 30, 2019	$1,150,000
Net cash on opening balance sheet of PRAMA	(178,090
Net cash paid for 51% interest in PRAMA	$971,910

The Company recognized revenue of $1,942,177 and $3,635,915 for the three months and six months ended September 30, 2019 consolidated condensed statements of operations related to the acquiree, respectively. The Company recognized net loss of $512,793 and $789,305 for the three months and six months ended September 30, 2019 consolidated condensed statements of operations related to the acquiree, respectively.

The revenue for the combined entity for the three and six months ended September 30, 2019, as though the acquisition of PRAMA had occurred on April 1, 2018 were $3,954,228, and $4,373,526, respectively. The revenue for the combined entity for the three and six months ended September 30, 2018, as though the acquisition of PRAMA had occurred on April 1, 2018 were $1,685,071, and $3,781,321, respectively.  The net loss before taxes for the combined entity for the three and six months ended September 30, 2019, as though the acquisition of PRAMA had occurred on April 1, 2018 were $827,849 and $1,408,638, respectively. The net loss before taxes for the combined entity for the three and six months ended September 30, 2018, as though the acquisition of PRAMA had occurred on April 1, 2018 were $411,389 and $833,986, respectively.

TripBorn, Inc owns a 51% interest in PRAMA, in turn PRAMA owns a 59.15% interest in AHRL, AHRL in turn owns an interest in IHPL. AHRL’s ownership interest in IHPL was 84.94% as of April 22, 2019, but this increased to 86.96% as of June 30, 2019 and September 30, 2019. This increase arose from AHRL’s subscription in 308,000 shares at INR 125 per share, $548,616 in aggregate, on April 25, 2019. Accordingly, the Company increased its equity ownership marginally but still approximated 26% (Ownership percentage 51%*59.15%*84.94% to 51%*59.15%*86.96%).

There were no material, nonrecurring pro forma adjustments directly attributable to the PRAMA acquisition, which were reported in the pro forma revenue and statement of operations or the consolidated condensed statement of operations.

2. LIQUIDITY AND GOING CONCERN

Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.    Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

The Company has incurred net losses from operations since inception. The net loss for the six month period ended September 30, 2019 was $1,390,606 and the accumulated deficit was $5,172,180 as of September 30, 2019. The cash and cash equivalents and the current portion of loans and convertible notes due to third parties were $910,096 and $494,185, respectively, as of September 30, 2019. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions.

Beginning in December 2019, after September 30, 2019, China, experienced an outbreak of a highly infectious form of a respiratory infection caused by a novel Coronavirus. The disease caused by the novel Coronavirus was later termed Covid-19. On March 11, 2020 the World Health Organization declared the Coronavirus outbreak a global pandemic. India reported its first Covid-19 infection in the city of Thrissur, in the state of Kerala, India on January 30, 2020 and the first case fatality on March 10, 2020 in the state of Karnataka, India. On March 25, 2020, India’s Prime Minister Narendra Modi announced a 21-day nationwide lockdown in response to the Covid-19 pandemic. To comply with the Indian lockdown, the Company closed all of its hotel operations, which impacts the Hospitality segment. Also as a result of the Indian lockdown, the Indian government temporarily suspended flights, trains and buses which impacts the e-Commerce Aggregator segment. On June 1, 2020, India partially lifted its lockdown, however the Hospitality and e-Commerce Aggregator segments are still materially adversely impacted by Covid-19. As of the date of filing this Form 10-Q, hotels, flights, trains and buses are operating to varying degrees by region.

The Company does not have operations in China and the Coronavirus pandemic did not have any impact on the operations or financial results of the Company for the three and six month periods ended September 30, 2019. Management is assessing and monitoring the potential future impact of the pandemic and expects the impact to be materially adverse to its Indian operations, vendors, customers, lessors and employees’ health, but cannot presently estimate the degree and severity of the adverse impact. Management is in the process of implementing various cost reduction efforts to conserve cash and liquidity, including reducing staffing levels and potentially closing certain hotels permanently, but has not reached fixed conclusions.

The Company will require additional capital and may also require additional financing from related or third parties in the event that operations do not generate the expected revenues or a recurrence of Covid-19 were to cause another suspension of operations. Such additional capital or financing may not be available on favorable terms, or at all. Due to these factors, substantial doubt exists about the Company’s ability to continue as a going concern through September 2021, which is twelve months after the date that the financial statements are issued. If the Company does not obtain sufficient funds when needed, the Company expects it would reduce its operating expenses and defer vendor payments, including closure of certain operations and or disposals of assets. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable. Because, neither receipt of future equity or loan support, nor management’s contingency plans to mitigate the risk and extend cash resources through September 2021, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

The financial statements for the three and six months ended September 30, 2019, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern because the events leading to the uncertainty arose after September 30, 2019.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated condensed financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of the Company and its subsidiaries. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. “GAAP”. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods and dates presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period primarily because of seasonal and other short-term variations.

The accompanying condensed consolidated balance sheet as of March 31, 2019 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Form 10-K for the year ended March 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company, its wholly owned subsidiary, Sunalpha and its subsidiary, PRAMA which the Company owns a 51% equity interest in. PRAMA was acquired on April 22, 2019. Through PRAMA, the Company has an approximate 15% equity interest in PCW, which is accounted for under the equity method. All significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

The Company has recorded reclassifications to correctly disclose items which are discussed in Note 16 Reclassifications.

As a result of the acquisition of PRAMA, during the quarter ended June 30, 2019, the Company made a change to its segment reporting structure which resulted in two segments 1) eCommerce Aggregator and 2) Hospitality. As a result, certain prior year amounts have been reclassified to conform to the current year’s presentation, that is they have been classified as relating to the eCommerce Aggregator business. The change in segment structure had no effect on previously reported total net revenues, cost of revenues and other operating expenses, other expenses (net), net loss, basic and fully diluted earnings per share.

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

Our significant estimates include elements of revenue recognition, the application of fair value estimates for the purchase price allocation on the acquisition of PRAMA, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software and income taxes. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in an impairment charge. The Company has not recognized an impairment charge for the six month period ended September 30, 2019.

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

eCommerce Aggregator revenues:

Air, Rail and Bus Ticketing. Recognized on a net commission basis upon transfer of control of promised services in an amount which we are entitled to in exchange for the service

.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S. and India, which at times may not be covered by, or exceed the coverage limit of the Deposit Insurance and Credit Guarantee Corporation of India. The Company does not believe that this results in significant credit risk. As of September 30, 2019, and March 31, 2019, the cash balance in financial institutions in India was $409,587 and $360,210, respectively.

Effect of exchange rates changes on cash presented in the Consolidated condensed statements of cash flows (Unaudited) is presented in accordance with ASC 830 and reflects the translation effects of cash held in Indian Rupees at the beginning and end of the period, and the effects of actual cash flows using the exchange rates in effect at the time of the cash flows and the year end Indian Rupee to US dollar exchange rate.

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

The Company has not recorded an impairment to property and equipment as of September 30, 2019, but expects to record an impairment for the year ended March 31, 2020 due to the impacts of covid-19.

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

The Company has not recorded an impairment to intangible assets as of September 30, 2019, but expects to record an impairment for the year ended March 31, 2020 due to the impacts of covid-19.

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

The Company has not recorded an impairment to goodwill as of September 30, 2019, but expects to record an impairment for the year ended March 31, 2020 due to the impacts of covid-19.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company has not recorded an impairment as of September 30, 2019, but expects to record an impairment for the year ended March 31, 2020 due to the impacts of covid-19.

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

Foreign Currency Translation

The functional currency of the Company and the currency of the primary economic environment in which it operates is the Indian Rupee. Monetary assets and liabilities in foreign currencies are re-measured into the functional currency at the rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying unaudited consolidated condensed statements of operations.

The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet dates. Revenues and expenses are translated into U.S. dollars at average exchange rates in effect for the periods presented. Resulting translation adjustments are included in accumulated other comprehensive income (loss) within stockholders’ equity (deficit).

Earnings and loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. The Company has outstanding convertible debt and outstanding warrants which have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

Promotion and Advertising expenses

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options over the instruments vesting period. Options awarded to purchase shares of common stock issued to non-employees do not need to be remeasured as per ASU 2018-07 principles. Stock based compensation is recorded in Legal and Consulting expenses in our Statement of Operations.

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

The Company elected the package of practical expedients permitted under the transition guidance, which allowed for the carry forward of historical lease classification, on whether a contract was or contains a lease, and of the assessment of initial direct costs for any leases that existed prior to April 1, 2019. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

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

The Company has not recorded an impairment to the right the use of assets as of September 30, 2019, but expects to record an impairment for the year ended March 31, 2020 due to the impacts of covid-19.

Employee Benefits

PRAMA has employee benefit plans in the form of statutory and welfare schemes covering statutorily eligible employees which are accounted for in accordance with ASC 715 Compensation – Retirement benefits.

Gratuity

In accordance with the Indian Payment of Gratuity Act, 1972, PRAMA provides for gratuity, a defined benefit retirement plan (the Gratuity Plan) covering eligible employees. The Gratuity Plan provides a lump-sum payment to vested employees at retirement, death, incapacitation or termination of employment, of an amount based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. The Gratuity Plan is unfunded. The current service costs for defined benefit plans are accrued in the year to which they relate. Prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of such employees.

Provident

In accordance with Indian law, all eligible employees of the Company, are entitled to receive benefits under the Provident Fund, a defined contribution plan in which both the employee and the Company, contribute monthly at a determined rate (currently twelve percent of contributory wages subject to a maximum cap). These contributions are made to the Government Provident Fund and the Company has no further obligation under Provident Fund, beyond its monthly contributions. The amount contributed for the six months ended September 30, 2019 and 2018, amounted to $146,840 and $Nil, respectively.

Vacation

Accruals for Indian statutory vacation pay is determined at the actuarial estimate for the entire unutilized leave balance standing to the credit of the employees at the period end. The amount accrued as of September 30, 2019 and 2018, amounted to $79,582 and $Nil, respectively.

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

Short-term Investments

Through PRAMA, the Company is contractually required under two separate customer contracts, to maintain 30 million Indian Rupees in bank deposits. These are accounted for at cost.

Equity-method Investments

Through PRAMA, the Company has an approximately 15% equity interest in PCW, a non-trading company formed to develop a potential hotel in Bengaluru, India. The Company exercises significant influence over PCW but does not control the investee and the Company is not the primary beneficiary of the investee’s activities. PCW is accounted for using the equity method.

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

Included in Other Non Current Assets as of September 30, 2019, is $343,744 relating to the fair value of equity-method investments and $307,877 relating to the fair value of amounts due from equity-method investee, in aggregate $651,621. During the period April 22, 2019, through September 30, 2019, there was no recorded impairment for the equity investee. Also, there was no activity in the equity method investee and so no equity-method investment activity, net of tax, was recorded in our Statement of Operations for the respective three and six month periods.

The Company has not recorded an impairment to the equity investee as of September 30, 2019, but expects to record an impairment for the year ended March 31, 2020 due to the impacts of covid-19.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact to the Company's financial statements but does believe it is expected to have a minimal impact on the Company’s financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future consolidated condensed financial statements.

4. CUSTOMER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. A significant portion of the Company’s Hospitality revenue has been derived from two customers, which were acquired as part of the PRAMA acquisition on April 22, 2019 and so were not present in the comparable period. For the three months and six months ended September 30, 2019, the two largest customers accounted for 55% and 61%, respectively, of the Company's total revenue. As of September 30, 2019, the two largest customers accounted for 30% of the Company’s total receivables. There were no significant revenue and receivable concentrations for the three and six months ended September 30, 2018. Changes in the relationship with these customers could materially and adversely affect the Company’s financial performance and going concern status.

5. EMPLOYEE BENEFITS

The change in benefit obligation of the gratuity and vacation statutory plans are as follows:

	September 30, 2019	September 30, 2018
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$—	$—
Assumed on acquisition on April 22, 2019	157,104	—
Service cost	3,878	—
Interest cost	12,302	—
Benefits paid	(2,659)	—
Foreign currency translation effect	(2,250)	—
Projected Benefit Obligation, end of period	$168,375	$—

The components of net periodic pension costs for the gratuity and vacation statutory plans are as follows:

	Six months ended September 30, 2019	Six months ended September 30, 2018
Net Periodic Pension Cost
Service cost benefit earned	$3,878	$—
Interest cost on projected benefit obligation	12,302	—
Benefits paid	(2,659)	—
Foreign currency translation effect	(132)	—
Net Periodic Pension Cost	$13,389	$—

There were no amounts recognized in accumulated other comprehensive income.

Assumptions used for benefit obligations and net periodic benefit cost are as follows:

Discount rate 7.86% per annum

Rate of compensation increase 8.0% per annum

PRAMA evaluates these assumptions based on its long-term growth plans and industry standards.

6. LEASES

Balance sheet information related to our leases is included in the following table:

Operating leases	September 30, 2019
Operating lease right-of-use assets	$9,819,947
Operating lease liabilities, due within one year	$347,623
Operating lease liabilities, due after one year	9,698,698
Total operating lease liabilities	$10,046,321

Operating lease liabilities, due within one year are included in Other current liabilities on our Consolidated Condensed Balance Sheet as of September 30, 2019.

The components of lease expense during the quarter ended and six month period ended September 30, 2019 is included in the following table:

	Financial statement line item	3 months ended September 30, 2019
Amortization of right-of-use assets	Cost of revenue	$90,257
Interest on lease liabilities	Cost of revenue	314,944
Total lease expense		$405,201

	Financial statement line item	6 months ended September 30, 2019
Amortization of right-of-use assets	Cost of revenue	$171,561
Interest on lease liabilities	Cost of revenue	593,061
Total lease expense		$764,622

Lease expense is included in Cost of revenue in our Consolidated Condensed Statement of Operation for the periods ended September 30, 2019.

Supplemental other information related to leases were as follows:

Weighted Average Remaining Lease Term
Operating leases	14.8	Years
Weighted Average Discount Rate
Operating leases	14.0%

The future maturities of lease liabilities as of September 30, 2019, are as indicated below:

Operating Leases
Year ending March 31, 2021	$201,125
Year ending March 31, 2022	366,412
Year ending March 31, 2023	432,450
Year ending March 31, 2024	497,536
Thereafter	8,548,798
Total lease payments	$10,046,321

7. PROPERTY AND EQUIPMENT, NET

Property and Equipment consists of the following as of September 30 and March 31, 2019.

	September 30, 2019	March 31, 2019
Furniture, fixtures and fittings	$335,396	$32,247
Leasehold improvements	830,767	-
Plant and machinery	563,829	-
Construction in process	87,547	-
Total	1,817,539	32,247
Accumulated depreciation	(138,134)	(20,000)
Fixed assets, net	$1,679,405	$12,247

Depreciation expense for the three and six months ended September 30, 2019 was $60,312 and $118,134, respectively. Depreciation expense for the three and six months ended September 30, 2018 was $1,982 and $2,948, respectively.

8. INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following as of September 30 and March 31, 2019:

	September 30, 2019	March 31, 2019
Software and software access agreement	$1,106,128	$1,088,264
Customer relationships	1,513,200	-
Total	2,619,328	1,088,264
Accumulated amortization	(874,392)	(725,547)
Intangible assets with definite lives, net	$1,744,936	$362,717

Amortization expense for the three and six months ended September 30, 2019 was $72,362 and $148,845 respectively. Amortization expense for the three and six months ended September 30, 2018 were $70,884 and $109,203 respectively. The Company has no impairment charge for definite lived intangible assets for the above periods.

Intangible assets with indefinite lives consist of the following as of September 30 and March 31, 2019:

	September 30, 2019	March 31, 2019
Trademarks	$462,878	$-
Accumulated amortization	-	-
Intangible assets with indefinite lives, net	$462,878	$-

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

9. AMOUNTS DUE TO AND FROM RELATED PARTIES

Amounts due from related parties arising from the e-Commerce Aggregator segment

In the 3 months ended September 30, 2019, the $14,364 brought forward related party balance from the previous period was paid to TripBorn Travel Technologies Pvt. Ltd, which is a company owned and controlled by Deepak Sharma, the Company’s CEO.

Amounts due from related parties arising from the Hospitality segment

The amounts due from related parties balance of $914,601 as of September 30, 2019, which arose from the acquisition of PRAMA on April 22, 2019, all of which are unsecured and non-interest bearing, which are described below:

Due from related parties	Description	September 30, 2019
Pramatech Pvt. Ltd	Shareholder in PRAMA, there are also common shareholders in PRAMA and this company	$692,193

Mr. B. K. Ashok	Shareholder in PRAMA	106,165
Alchemy Food & Franchisee Solutions Pvt. Ltd	Company partly owned by the Chief Executive Officer of a subsidiary of PRAMA	35,439
Prime Finvest Leasing Limited	Company partly owned by a PRAMA shareholder, has common shareholders with Pramatech Pvt. Ltd above	35,388
Opus Restaurants Pvt. Ltd	Shareholder in PRAMA, there are also common shareholders in PRAMA and this company	9,909
Mr. Akbar S Khwaja	Chief Executive Officer of a subsidiary of PRAMA	30,553
Mr. M. V. Chetan Kumar	Shareholder in PRAMA	4,954
Total		$914,601

The balances above are denominated in Indian Rupees and the above amounts are translated into US dollars at the closing rate as of September 30, 2019. The movement from the June 30, 2019 balance of $937,157 to $914,601, relates to foreign exchange translation only with no change in the Indian Rupee amount.

Amounts due to related parties arising from the e-Commerce Aggregator segment

There is a balance of $1,708 due to Sachin Mandloi, a Director of the Company for services rendered to Sunalpha.

Amounts due to related parties arising from the Hospitality segment

The amounts due from related parties balance in the Hospitality segment arose from the acquisition of PRAMA on April 22, 2019, all of which are unsecured and non-interest bearing, which are described below:

Due to related parties	Description	September 30, 2019
Opus Hotels & Resorts Pvt. Ltd	Shareholder in PRAMA, there are also common shareholders in PRAMA and this company	$664,591
Mr. Mahesh Gandhi	Shareholder in PRAMA	182,751
Mr. Sobha Gandhi	Relative of Mahesh Gandhi, (shareholder above)	236
Navkar Pole Products Ltd	Company partly owned by a PRAMA shareholder	7,078
Mr. Pravin Rathod	Shareholder in PRAMA	16,387

Total		$871,043

During the 3 months ended September 30, 2019, a balance of $4,351 outstanding as of June 30, 2019, was paid to Mr. Akbar Khwaja $4,351, the Chief Executive Officer of a subsidiary of PRAMA. The above remaining balances in Indian Rupee have not changed, with the translated amounts in U.S. dollars changing, due to changes in the closing balance sheet exchange rate.

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

10. LOANS WITH THIRD PARTIES

Loans and borrowings with third parties are discussed below:

	As of
	September 30, 2019	March 31, 2019
Current liabilities:
Convertible note with United Techno Solutions, Inc	$250,000	$-
Current portion of long term loan with Small Industries Development Bank of India	221,450	-
Short term borrowing with NeoGrowth Credit Private Limited	22,735	-
	$494,185	$-
Long term loans and convertible notes:
Loan with Small Industries Development Bank of India	$521,991	$-
Loan with Advance Finstock Private Limited	77,334	-
Convertible note with United Techno Solutions, Inc	-	250,000
Total	599,325	250,000
Less current portion of Small Industries Development Bank of India loan	(221,450)	-
	$377,875	$250,000

On March 16, 2019 the Company obtained a $250,000 convertible note from United Techno Solutions, Inc with a maturation date of April 1, 2020 and an embedded interest rate of 8%. The note may convert into 357,143 shares of common stock at the noteholder’s option. The balance outstanding as of September 30, 2019 amounted to $250,000. No interest has been paid on this note.

As part of the acquisition of PRAMA on April 22, 2019, the Company assumed a loan with NeoGrowth Credit Private Limited, with a maturation of March 21, 2020, which is included in short term borrowings as of September 30, 2019. The loan has an embedded finance charge of 18% interest over an 18 month period. The loan is paid in daily installments, interest is paid in Indian Rupees and approximates $23 per day. During the three months ended September 30, 2019, the balance on the loan reduced by $11,686, net of repayments.

As part of the acquisition of PRAMA on April 22, 2019, the Company assumed a loan with Small Industries Development Bank of India. The original principal was $969,932 (60 million Indian Rupees), on December 31, 2013, there are no repayments scheduled for the first twelve months of the loan, with monthly payments commencing in January 2015 and ending on December 31, 2021. The bank has the right to convert the loan into equity capital of PRAMA. The rate of interest is 15.5% per annum. The loan is secured by: a) A senior secured charge on all moveable assets located at a contract hotel in Ahmedabad, India; b) Pledged deposit of $80,828 (5 million Indian Rupees); c) mortgage of leasehold rights in the lease contract for the contract hotel in Ahmedabad, India; d) Guarantee of Prama Consultancy Services Pvt. Ltd a related party of the Company; and e) the personal guarantees of Messrs. Mahesh Gandhi and Pravin Rathod. During the three months ended September 30, 2019, the balance on the loan increased by $38,649, net of repayments.

As part of the acquisition of PRAMA, the Company assumed an amount owing to Advance Finstock Private Limited for $71,905, $75,950 and $77,334 as of April 22, 2019, June 30, 2019 and September 30, 2019, respectively. This is an undocumented informal loan agreement. The informal arrangement incurs interest at 18% per annum. The amounts due were not collateralized. The accrued but not paid interest on this loan as of September 30, 2019 amounted to $6,558. See note 16 – Reclassifications.

11. LOANS WITH RELATED PARTIES

Loans and borrowings with related parties are discussed below:

	As of
	September 30, 2019	March 31, 2019

Current liabilities:
Convertible note with Takniki Communications, Inc	$695,000	$695,000
Convertible note with Arna Global LLC	-	956,000
Loan with Mr. Mahesh Ghandi	394,211	-
Promissory note with Arna Global LLC	-	-
Convertible note with Mr. Deepak Sharma	-	150,515
Convertible note with Mr. Sachin Mandloi	-	36,642
	$1,089,211	$1,838,157

On December 31, 2016, the Company issued a convertible note to Takniki Communications, Inc, an affiliate owned by Sachin Mandloi, our Vice President and a director, totaling $695,000. This note was issued pursuant to a Software Development Agreement dated September 23, 2016 between Takniki Communications, Inc and the Company to finance the upgrade of our Travelcord operating software.  The note has a maturation of December 31, 2019, and bears interest at the rate of ten percent payable at maturity. The principal amount of this note is convertible into 10,303,070 shares of the Company’s common stock at the noteholder’s option at maturity. There was no movement in this note during the period.

The loan from Mr. Mahesh Gandhi was assumed as a result of the purchase of PRAMA on April 22, 2019. The loan amounted to $360,190, $369,946 and $394,211 as of April 22, 2019, June 30, 2019 and September 30, 2019, respectively. The increase of $24,264 in the three months ended September 30, 2019, reflected an increased loan from Mr. Mahesh Gandhi, offset by small closing rate exchange differences. The counterparty is Mr. Mahesh Gandhi, a shareholder in PRAMA. This is an informal loan agreement. The loan bears interest at the rate of 15% per annum and is callable on demand. The accrued but not paid interest on this loan included in the balance as of September 30, 2019 amounted to $15,300. See note 16 – Reclassifications.

On April 16, 2019, the Company borrowed $300,000 from ARNA Global LLC, an entity owned and controlled by Mr. Sharma, its President and CEO, to partially fund the acquisition of PRAMA. During the quarter ended June 30, 2019, $100,000 was re-paid and the remaining $200,000 balance was repaid on July 8, 2019. The loan was unsecured and bears interest at 10% per annum.

The convertible note to Arna Global LLC matured on March 7, 2019, bore interest at the rate of ten percent and was converted into common stock at the noteholders option. The convertible notes to Messrs. Sachin Mandloi and Deepak Sharma matured on March 8, 2019, bore interest at the rate of ten percent and were converted into common shares at the noteholders option.

12. STOCKHOLDERS’ EQUITY

During the six month period ended September 30, 2019, the Company issued an aggregate of 31,155,693 of common shares by means of: a) 25,462,167 common shares through conversion of notes; b) 2,632,653 common shares relating directly to the PRAMA acquisition; c) 1,571,430 common shares when the warrant holders exercised their $0.01 warrants; and d) 1,489,443 common shares (775,157 and 714,286 discussed below) for cash proceeds of $1,042,610 ($542,610 and $500,000 discussed below) in private placements. These events are described in further detail below.

In June 2019, the Company issued 25,462,167 common shares and reduced its liabilities by approximately $1,150,483 in connection with three separate related parties who converted their notes. There were no cash proceeds from the conversion of the notes.

On April 22, 2019, the Company issued 2,632,653 common shares to the shareholders of PRAMA, at a price of $0.28 per share, as part of the consideration for the PRAMA acquisition.

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

During the quarter ended September 30, 2019 the Company issued and sold 714,286 units comprising one share and warrant to purchase two shares of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $500,000 to the Company. The Company issued warrants to acquire approximately 1,428,572 common shares pursuant to the 714,286 units listed above during the quarter ended September 30, 2019. These warrants shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date at an exercise price of $0.01.

Warrants:

The following table is the summary of warrant activities during the period:

Warrants	Number of shares	Weighted average exercise price	Weighted average remaining contractual life in months	Approximate aggregate intrinsic value
Outstanding as of March 31, 2019	1,571,430	$0.01	3.0	$345,000
Issued	2,978,886	$0.01	36.0	$655,000
Exercised	(1,571,430)	$0.01	-	-
Expired	-	-	-	-
Outstanding as of September 30, 2019	2,978,886	$0.01	35.5	$655,000

Aggregate intrinsic value represents the difference between the Company’s estimate of the fair value of its common shares and the exercise price of outstanding, in-the-money warrants. The Company is not actively traded on the Over the Counter Market. The total intrinsic value of warrants exercised for the six month period ended September 30, 2019 was minimal. The fair value of warrants granted during the six month period ended September 30, 2019 approximated $0.23 per warrant, or an intrinsic value of approximately $0.22 per warrant.

The intrinsic value of the warrants as of September 30, 2019, will not approximate the intrinsic value of the warrants at the current date due to the impact of covid-19.

13. INCOME TAX

US taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company files its income tax returns on a fiscal year basis.

The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income. The Company files income tax returns in the U.S. Federal jurisdiction and various State jurisdictions. Sunalpha and PRAMA file tax returns in India and due to losses, no tax liability or deferred tax asset, net of valuation allowance, is recorded. The Company is generally subject to U.S. Federal, State and local examinations by tax authorities for the past three years.

Indian taxes

Historically, the Company has not paid Indian income taxes because of taxable losses. For the period April 22, 2019 to September 30, 2019, the Company believes the PRAMA results of operations would not have resulted in an income tax liability, due to the calculation of a pro forma tax loss for the period and the availability of prior period tax losses.

14. COMMITMENTS AND CONTINGENCIES

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (“API”) agreement, dated October 5, 2015, the Company is required to pay a minimum annual maintenance fee of $7,500 to IRCTC. In the event the agreement is renewed, the amount based on the number of active railway agents that use the Company rail booking services on the Company’s platform will be payable annually. [On September 30, 2018, the Company renewed its agreement with the IRCTC and paid an annual maintenance fee of $8,600 based on the number of active railway agents it has enrolled to book rail tickets.]

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by the CEO of the Company on a rent-free basis.

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. On the acquisition of PRAMA, on April 22, 2019, the Company assumed an interest in an arbitration claim. PRAMA made an arbitration claim of approximately $300,000 (21.2 million Indian Rupees) against Ms. Khurana Hotels and Apartments Private Limited in the Civil Court Senior Division of Amritsar, India. The claim is based on the asserted failure of Ms. Khurana Hotels and Apartments Private Limited, as lessor, to comply with the terms of the lease. As of the date of this filing, the arbitration proceedings are on-going. Otherwise, there were no significant commitments or contingencies for PRAMA as of September 30, 2019.

Although litigation and arbitration are inherently uncertain, based on the information currently available, management does not believe that the currently pending arbitration will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

15. BUSINESS SEGMENTS

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

	Three months ended September 30, 2019
	eCommerce Aggregator	Hospitality	Intersegment elimination	Consolidated total
Segment results and total assets
Net revenue	$186,193	$1,942,177	$-	$2,128,370

Cost of revenues	(152,890)	(1,871,760)	-	(2,024,650)
Operating expenses	(330,285)	(587,290)		(917,575)
Loss from operations, before other expense, net	(296,982)	(516,873)	$-	(813,855)
Other expense, net	(18,073)	4,079	-	(13,994)
Net loss	$(315,055)	$(512,794)	$-	$(827,849)

	Six months ended September 30, 2019
	eCommerce Aggregator	Hospitality	Intersegment elimination	Consolidated total
Segment results and total assets
Net revenue	$318,313	$3,635,915	$-	$3,954,228

Cost of revenues	(261,035)	(3,219,263)	-	(3,480,298)
Operating expenses	(594,156)	(1,137,905)		(1,732,061)
Loss from operations, before other expense, net	(536,878)	(721,253)	$-	(1,258,131)
Other expense, net	(64,420)	(68,055)	-	(132,475)
Net loss	$(601,298)	$(789,308)	$-	$(1,390,606)
Total assets	$3,905,559	$13,942,958	$3,256,620	$21,105,137

During the quarter ended September 30, 2019, the Company derived approximately 91% and 9% of its revenue from its Hospitality and eCommerce Aggregation segments, respectively, compared to 100% of its business from its eCommerce Aggregation segment solely, for the quarter ended September 30, 2018.

During the six month period ended September 30, 2019, the Company derived approximately 91% and 9% of its revenue from its Hospitality and eCommerce Aggregation segments, respectively, compared to 100% of its business from its eCommerce Aggregation segment solely, for the six month period ended September 30, 2018.

16. RE-CLASSIFICATIONS AND RE-STATEMENTS

Re-classifications

The Company previously disclosed $693,263, of accrued salaries in “Accounts payable and accrued expenses” as of June 30, 2019 but has decided to reclassify these accruals in “Salaries and benefits” for the consolidated condensed balance sheet as of September 30, 2019 to be consistent with management’s analysis of the business.

The Company previously disclosed $13,828 of amounts due to Sachin Mandloi, a Director of the Company in due to related parties, but has decided to reclassify this to Salary payable to related parties in the consolidated condensed balance sheet as of June 30, 2019 to be consistent with the September 30, 2019 classification.

The Company previously allocated net loss and comprehensive loss to the Parent and non-controlling interests on a 51% to 49% allocation based on the Parent’s equity interest in the PRAMA legal entity in accordance with GAAP. The Company has decided to allocate net loss and comprehensive income to the Parent and non-controlling interests in proportion to the economic interest in the PRAMA group, which differs from the above 51% to 49% allocation. Explicitly, the Parent’s economic interest in AHRL, IHPL, AFBL is approximately 30%, 26%, and 30%, respectively. This causes the net loss and other comprehensive income for the non-controlling interest to rise, and the corresponding net loss and other comprehensive income for the Parent to fall for the period.

Re-statements

The Company previously disclosed $23,343 of rent expense associated with PRAMA in Selling, general and administrative expenses instead of Cost of revenues for the consolidated condensed statement of operations for the three months ended June 30, 2019.

The Company previously disclosed $75,950 due to Advance Finstock Private Limited as part of Other non-current liabilities as of June 30, 2019 but has decided to reclassify this balance to “Long term loans and convertible notes” in the consolidated condensed balance sheet as of September 30, 2019 to improve the disclosure of this matter. There is no formal loan agreement for this arrangement.

The Company previously disclosed $33,354 and $7,269, $40,623 in aggregate, due to Mr. Mahesh Ghandi, a related party, as part of Other non-current liabilities and Other current liabilities, as of June 30, 2019, respectively, but has corrected this error by reclassifying the amounts to “Loans and convertible notes due to related parties” within current liabilities in the consolidated condensed balance sheet as of September 30, 2019. The $33,354 reflects the informal loan and the $7,269 reflects accrued interest as of June 30, 2019. There is no formal loan agreement for this arrangement.

The Company previously disclosed $464,817 and $2,330 in cash and cash equivalents and other non-current assets, as of June 30, 2019, respectively, but has corrected this error by reclassifying the amounts to “Investments” within current assets in the consolidated condensed balance sheet as of September 30, 2019. The $464,817 is a deposit at a bank with a maturation beyond 90 days from June 30, 2019, the deposit was assumed on the purchase of PRAMA and so this also changed the net cash paid on acquisition of subsidiary by $464,817.

The re-classifications and re-statements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires that a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

There was no impact on basic and diluted earnings per share and cumulative effect on accumulated deficit in the balance sheet for the prior periods. The effect of the reclassifications and restatements did not have an impact on the balance sheet as of March 31, 2019, or basic and diluted earnings per share for the three month period ended June 30, 2019.

The effect of the reclassifications / restatements did have an impact on the consolidated condensed statement of operations, consolidated condensed balance sheet, consolidated condensed statement of cash flows, consolidated condensed statement of equity (deficit) and consolidated condensed statement of comprehensive loss as of and for the three months ended June 30, 2019, as described below:

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

Three month period ended June 30, 2019	As previously presented	Reclassification / Restatement	Reclassified / Restated	Description

Net revenues	$1,825,858	$-	$1,825,858

Cost of revenue and expenses
Cost of revenue	1,432,305	23,343	1,455,648	Rent
Selling, general, and administrative expenses	597,428	(23,343)	574,085	Rent
Legal and consulting expenses	106,067	-	106,067
Depreciation and amortization	134,334	-	134,334
	2,270,134	-	2,270,134

Loss from operations	(444,276)	-	(444,276)
Other income (expense)
Other income	30,983	-	30,983
Interest income	6,204	-	6,204
Interest expense	(155,666)	-	(155,666)
Total other expense	(118,479)	-	(118,479)
Loss before income taxes	(562,755)	-	(562,755)
Income taxes	-		-
Net loss	(562,755)	-	(562,755)

Net loss attributable to noncontrolling interests	(135,491)	(63,225)	(198,716)	Allocation non controlling interest

Net loss attributable to TripBorn, Inc	(427,264)	63,225	(364,039)	Allocation non controlling interest

CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

Three month period ended June 30, 2019	As previously presented	Reclassification / Restatement	Reclassified / Restated	Description

Net loss	$(562,755)	$-	$(562,755)
Net loss attributable to noncontrolling interests	(135,491)	(63,225)	(198,716)	Allocation non controlling interest
Net loss attributable to TripBorn, Inc.	(427,264)	63,225	(364,039)	Allocation non controlling interest

Currency translations adjustment	37,239	-	37,239
Currency translation adjustment attributable to noncontrolling interests	21,141	25,889	47,030	Allocation non controlling interest
Currency translation adjustment attributable to TripBorn, Inc	16,098	(25,889)	(9,792)	Allocation non controlling interest

Comprehensive loss	(525,516)	-	(525,516)
Comprehensive loss attributable to noncontrolling interests	(114,350)	(37,336)	(151,686)	Allocation non controlling interest
Comprehensive loss attributable to TripBorn, Inc.	(411,166)	37,336	(373,830)	Allocation non controlling interest

CONSOLIDATED CONDENSED STATEMENT OF EQUITY (DEFICIT) (UNAUDITED) (AS PREVIOUSLY PRESENTED)

	For the three months ended June 30, 2019
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
	(In $ except for number of common stock)

Balance as of March 31, 2019	97,190,435	$9,719	$3,227,452	$39,489	$(4,355,630)	$(1,078,970)	$-	$(1,078,970)

Common stock issued on purchase of subsidiary	2,632,653	263	736,880	-	-	737,143	-	737,143
Common stock and warrants issued for cash consideration	775,157	78	542,532	-	-	542,610	-	542,610
Common stock issued on exercise of warrants	1,571,430	157	15,557	-	-	15,714	-	15,714
Common stock issued on conversion of debt	25,462,167	2,546	1,147,937	-	-	1,150,483	-	1,150,483
Noncontrolling interests arising on acquisition of subsidiary	-	-	-	-	-	-	2,053,333	2,053,333
Currency translation adjustment	-	-	-	16,098	-	16,098	21,141	37,239
Net loss	-	-	-	-	(427,264)	(427,264)	(135,491)	(562,755)

Balance as of June 30, 2019	127,631,842	$12,763	$5,670,358	$55,587	$(4,782,894)	$955,814	$1,938,983	$2,894,797

CONSOLIDATED CONDENSED STATEMENT OF EQUITY (DEFICIT) (UNAUDITED) (RECLASSIFICATION)

For the three months ended June 30, 2019
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
(In $ except for number of common stock)

Balance as of March 31, 2019	-	$-	$-	$-	$-	$-	$-	$-

Common stock issued on purchase of subsidiary	-	-	-	-	-	-	-	-
Common stock and warrants issued for cash consideration	-	-	-	-	-	-	-	-
Common stock issued on exercise of warrants	-	-	-	-	-	-	-	-
Common stock issued on conversion of debt	-	-	-	-	-	-	-	-
Noncontrolling interests arising on acquisition of subsidiary	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	(25,889)	-	(25,889)	25,889	-
Net loss	-	-	-	-	63,225	63,225	(63,225)	-
Balance as of June 30, 2019	-	$-	$-	$(25,889)	$63,225	$37,336	$(37,336)	$-

CONSOLIDATED CONDENSED STATEMENT OF EQUITY (DEFICIT) (UNAUDITED) (RECLASSIFIED)

	For the three months ended June 30, 2019
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
	(In $ except for number of common stock)

Balance as of March 31, 2019	97,190,435	$9,719	$3,227,452	$39,489	$(4,355,630)	$(1,078,970)	$-	$(1,078,970)

Common stock issued on purchase of subsidiary	2,632,653	263	736,880	-	-	737,143	-	737,143
Common stock and warrants issued for cash consideration	775,157	78	542,532	-	-	542,610	-	542,610
Common stock issued on exercise of warrants	1,571,430	157	15,557	-	-	15,714	-	15,714
Common stock issued on conversion of debt	25,462,167	2,546	1,147,937	-	-	1,150,483	-	1,150,483
Noncontrolling interests arising on acquisition of subsidiary	-	-	-	-	-	-	2,053,333	2,053,333
Currency translation adjustment	-	-	-	(9,792)	-	(9,792)	47,030	37,239
Net loss	-	-	-	-	(364,039)	(364,039)	(198,716)	(562,755)
Balance as of June 30, 2019	127,631,842	$12,763	$5,670,358	$29,697	$(4,719,669)	$993,149	$1,901,648	$2,894,797

CONSOLIDATED CONDENSED STATEMENT OF RECLASSIFIED CASH FLOWS (UNAUDITED)

Three month period ended June 30, 2019	As previously presented	Reclassification / Restatement	Reclassified / Restated	Description

Cash flows from operating activities
Net loss	$(562,755)	$-	$(562,755)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,334	-	134,334
Stock based compensation	25,723	-	25,723
Changes in operating assets and liabilities:
Accounts receivable	(480,294)	-	(480,294)
Other current assets	111,934	-	111,934
Accounts payable	(58,634)	(693,263)	(751,897)	Accrued salary
Other current liabilities	1,199,970	725,814	1,925,784	Accrued salary and Mr Mahesh Ghandi impact
Other non-current liabilities	(257,475)	(32,551)	(290,026)	Mr. Mahesh Ghandi
Net cash provided by operating activities	112,803	-	112,803

Cash flows from investing activities
Net cash paid on acquisition of subsidiary	(507,093)	(464,817)	(971,910)	Bank deposits
Purchases of fixed assets	(51,865)	-	(51,865)
Net cash used in investing activities	(558,958)	(464,817)	(1,023,775)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of warrants	(558,958)	-	(558,958)
Repayment of convertible notes	(9,730)	-	(9,730)
Net cash used in financing activities	548,595	-	548,595

Effect of exchange rates changes on cash	26,450	-	26,450

Net change in cash	128,890	(464,817)	(335,927)
Cash
Beginning of the period	1,230,012	-	1,230,012
End of the period	$1,358,902	$(464,817)	$894,085

Supplementary disclosure of interest paid	$92,586	$-	$92,586

CONSOLIDATED CONDENSED RECLASSIFIED BALANCE SHEET (UNAUDITED)

Three month period ended June 30, 2019	As previously presented	Reclassification	Reclassified / Restated	Description
ASSETS
Current Assets:
Cash and cash equivalents	$1,358,902	$(464,817)	$894,085	Reclassification of cash, non current investments to fixed deposits
Accounts receivable, net, and unbilled revenue	1,275,350	-	1,275,350
Due from related parties	951,521	-	951,521
Investments	-	467,147	467,147	Reclassification of cash, non current investments to fixed deposits
Other current assets	1,242,181	-	1,242,181

Total current assets	4,827,954	2,330	4,830,284
Non current assets:
Operating lease, right-of-use assets, net	8,335,384	-	8,335,384
Goodwill	936,788	-	936,788
Intangible assets, net	2,309,043	-	2,309,043
Property and equipment, net	1,707,019	-	1,707,019
Other noncurrent assets	1,705,203	(2,330)	1,702,873	Reclassification of cash, non current investments to fixed deposits
TOTAL ASSETS	$19,821,391	$-	$19,821,391

Three month period ended June 30, 2019	As previously presented	Reclassification	Reclassified / Restated	Description
ASSETS
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,094,061	$(693,263)	$1,400,798	Accrued salary
Local duties and taxes	1,003,166	-	1,003,166
Due to related parties	909,610	(13,828)	895,782	To Salary payable
Loans and convertible notes due to related parties	1,224,323	40,623	1,264,946	Mr. Mahesh Ghandi
Interest payable (includes $560,390 due to related party)	592,988	-	592,988
Salaries and benefits (includes $430,030 due to related party)	459,661	707,091	1,166,752	Accrued salary
Loans due within one year with third parties	467,222	-	467,222
Other current liabilities	864,045	(7,269)	856,776	Mr. Mahesh Ghandi
Total current liabilities	7,615,076	33,354	7,648,430
Long term portion of operating lease liabilities	8,233,283	-	8,233,283
Long term loans and convertible notes	371,571	75,950	447,521	Advance Finstock Private Limited
Other non-current liabilities	706,664	(109,304)	597,360	Advance Finstock Private Limited and Mr Mahesh Ghandi
Total current and long-term liabilities	16,926,594	-	16,926,594
Commitments and contingencies	-	-	-
Preferred stock $.0001 par value	-	-	-
Common stock $.0001 par value	12,763	-	12,763
Additional paid in capital	5,670,358	-	5,670,358
Accumulated deficit	(4,782,894)	63,225	(4,719,669)	Allocation non controlling interest
Accumulated other comprehensive income	55,587	(25,890)	29,697	Allocation non controlling interest
TOTAL TRIPBORN, INC STOCKHOLDERS’ EQUITY / (DEFICIT)	955,814	37,335	993,149
Nonc Noncontrolling interest in consolidated entity	1,938,983	(37,335)	1,901,648	Allocation non controlling interest
Total equity (deficit)	2,894,797	-	2,894,797
TOTAL LIABILITIES AND EQUITY	$19,821,391	$-	$19,821,391

CONDENSED PURCHASE PRICE ALLOCATION ON ACQUISITION OF PRAMA (UNAUDITED)

As of April 22, 2019	As previously presented	Reclassification / Restatement	Reclassified / Restated	Description

Purchase Price allocation
Net cash	$642,907	$(464,817)	$178,090	Fixed deposits
Acquired intangible assets at fair value	2,003,085	-	2,003,085
Investment in and receivable from equity investee	665,799	-	665,799
Investment in fixed deposits	-	467,047	467,047	Fixed deposits
Right to use of assets	7,480,986	-	7,480,986
Property and equipment, net	1,684,360	-	1,684,360
Accounts receivable	616,564	-	616,564
Amounts due from related parties	661,128	-	661,128
Other current assets	1,353,687	-	1,353,687
Other non-current assets	990,449	(2,230)	988,219	Fixed deposits
Operating lease liabilities assumed	(7,641,431)	-	(7,641,431)
Accounts payable	(1,292,260)	200,515	(1,091,745)	Accrued salary
Amounts due to related parties	(704,646)	(40,623)	(745,269)	Mr. Mahesh Ghandi
Loans due within one year with third parties	(574,021)	-	(574,021)
Other current liabilities	(1,654,116)	(193,246)	(1,847,362)	Advance Finstock Private Limited and Mr. Mahesh Ghandi
Other non-current liabilities	(978,803)	33,354	(945,449)	Mr. Mahesh Ghandi
Fair value of net assets acquired	3,253,688	-	3,253,688
Goodwill	936,788	-	936,788
Noncontrolling interests	(2,053,333)	-	(2,053,333)
Purchase consideration paid in cash and common stock	$2,137,143	$-	$2,137,143

17. SUBSEQUENT EVENTS

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

The loan due to Takniki Communications, Inc, a related party for $695,000 as of September 30, 2019, with maturation December 31, 2019 was extended with no formal maturity date, the note was not converted into share capital. Takniki Communications, Inc is an entity controlled by the Company’s Director, Mr. Sachin Mandloi.

On March 26, 2020, the Company re-paid United Techno Solutions, Inc., $250,000, representing the repayment of principal on the $250,000 loan note which was originally extended on March 16, 2019.  The accrued interest has not currently been re-paid.

The loan with NeoGrowth Credit Private Limited with $22,735 owing as of September 30, 2019 and maturation of March 21, 2020 was repaid in March 2020.

See Note 2 Liquidity and Going concern for a discussion of the Coronavirus pandemic which is a non adjusting post balance sheet event for the three and six months ended and as of September 30, 2019, financial statements.

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

Promoters

The promoters and founders of the Company are Deepak Sharma, president and CEO / CFO and Sachin Mandloi, vice president and director. Transactions with the promoters are disclosed in the financial statements.

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

Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	the material adverse impact of the covid-19 pandemic and the associated governmental restrictions on travel and hospitality and the extent of social distancing and shelter in place behavior conducted by consumers;
•	the absence of liquidity in capital markets with third parties and or related parties;
•	the adequacy of our financial resources, including our sources of liquidity to fund business development activities and pursue acquisition opportunities;
•	our ability to find, negotiate and close acquisition opportunities at appropriate risk-adjusted returns and market rates;
•	our ability to extend, where needed maturities on existing notes;
•	our ability to raise equity capital at the right market terms;
•	the initiation of new legal proceedings;
•	our ability to effectively manage our regulatory and contractual compliance obligations;
•	our ability to contain and reduce our operating costs;
•	the loss of the services of our directors and officers and senior managers;
•	uncertainty related to general economic and market conditions, travel and hospitality market conditions;
•	uncertainty related to our ability to integrate the operations of PRAMA, a 51% equity interest subsidiary to our eCommerce Aggregator business;
•	uncertainty related to our ability to conduct future acquisitions to gain economies of scale and to leverage travel network synergistic benefits;

•	credit losses sustained in the event of a failure or lack of insurance coverage from the Deposit Insurance and Credit Guarantee Corporation of India for bank balances maintained in India; and
•	uncertainty related to our reserves, valuations, provisions and anticipated realization of assets.

Further information on the risks specific to our business is detailed within this report, including under “Risk Factors.” Forward-looking statements speak only as of the date they were made, and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

Substantial doubt is deemed to exist concerning our ability to continue as a going concern

Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.    Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

The Company has historically incurred operating losses and experienced cash outflows from operations and has an accumulated deficit. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions.

Beginning in December 2019, after September 30, 2019, China, experienced an outbreak of a highly infectious form of a respiratory infection caused by a novel Coronavirus. The disease caused by the novel Coronavirus was later termed Covid-19. On March 11, 2020 the World Health Organization declared the Coronavirus outbreak a global pandemic. India reported its first Covid-19 infection in the city of Thrissur, in the state of Kerala, India on January 30, 2020 and the first case fatality on March 10, 2020 in the state of Karnataka, India. On March 25, 2020, India’s Prime Minister Narendra Modi announced a 21-day nationwide lockdown in response to the Covid-19 pandemic. To comply with the Indian lockdown, the Company closed all of its hotel operations, which impacts the Hospitality segment. Also as a result of the Indian lockdown, the Indian government temporarily suspended flights, trains and buses which impacts the e-Commerce Aggregator segment. On June 1, 2020, India partially lifted its lockdown, however the Hospitality and e-Commerce Aggregator segments are still materially adversely impacted by Covid-19. As of the date of filing this Form 10-Q, hotels, flights, trains and buses are operating to varying degrees by region.

The Company does not have operations in China and the Coronavirus pandemic did not have any impact on the operations or financial results of the Company for the three and six month periods ended September 30, 2019. Management is assessing and monitoring the potential future impact of the pandemic and expects the impact to be materially adverse to its Indian operations, vendors, customers, lessors and employees’ health, but cannot presently estimate the degree and severity of the adverse impact. Management is in the process of implementing various cost reduction efforts to conserve cash and liquidity, including reducing staffing levels and potentially closing certain hotels permanently, but has not reached fixed conclusions.

The Company will require additional capital and may also require additional financing from related or third parties in the event that operations do not generate the expected revenues or a recurrence of Covid-19 were to cause another suspension of operations. Such additional capital or financing may not be available on favorable terms, or at all. Due to these factors, substantial doubt exists about the Company’s ability to continue as a going concern through September 2021, which is twelve months after the date that the financial statements are issued. If the Company does not obtain sufficient funds when needed, the Company expects it would reduce its operating expenses and defer vendor payments, including closure of certain operations and or disposals of assets. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable. Because, neither receipt of future equity or loan support, nor management’s contingency plans to mitigate the risk and extend cash resources through September 2021, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

The financial statements for the three and six months ended September 30, 2019, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern because the events leading to the uncertainty arose after September 30, 2019.

Overview

The Company is an eCommerce aggregator and a hospitality management company. An aggregator model is a form of eCommerce whereby our website, www.tripborn.com aggregates, information on various travel and hospitality vendors and presents them on a single platform, to ease, facilitate, coordinate and effectuate consumer travel and hospitality needs. The Hospitality segment is an Indian based operator of 24 hotel properties in 18 cities with 1,230 keys under 4 brands (Mango Hotels, Mango Suites, Mango Hotels Select, i-Stay Hotels) as of September 30, 2019. Mango Suites Select and Apodis Collection are brands under development. APODIS and IntelliStay function as umbrella brands.

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

The hospitality business is comprised of our 51% equity interest in our subsidiary, PRAMA, which was acquired on April 22, 2019. Our brands strive to highlight friendly service and reflects a local spin on the travel experience in an environment that allows customers to feel welcome and at home while paying a budget price. Our focus is to anticipate guest needs and pleasantly surprise them with our customer service. Under our asset-light business model, we manage hotels, rather than owning them. The Parent’s economic interests in PRAMA’s subsidiaries is below 51%, due to non-controlling interests in Tier 2 and Tier 3 subsidiaries.

The Indian hospitality and e-Commerce aggregator businesses have been materially impacted by the covid-19 pandemic. Future operations are expected to be radically different than the conditions existing as of September 30, 2019.

eCommerce Aggregator business overview

We have built, advanced and secure, service-oriented technology platforms, that integrate our sales, customer service and fulfillment operations. Our website is hosted in the cloud and is used by our B2B customers or service agents to enable them to sell our full suite of online travel services to their customers. Our technology platforms are scalable and can be augmented to handle increased traffic and complexity of products with limited additional investment, an example of which is the high traffic generated by promotional rates offered simultaneously by multiple travel operators and suppliers. Our website facilitates the requirements of the growing Indian middle-class travel market, which is characterized by lower rates of internet penetration and digital technology, when compared to more developed countries. We have a network of over 12,000 registered agents in India as of September 30, 2019.

We have designed our customer facing websites to be user-friendly to our B2B customer, providing our customers with extensive low-price options and alternative routings. We continuously make improvements to our online booking platforms to enhance the user experience by focusing on automation. Our cloud-based platform has been designed to link to our multiple suppliers’ systems either through “direct connects” or a global distribution system (“GDS”), we use both Amadeus and Galileo, and are capable of delivering real-time availability and pricing information for multiple options simultaneously. Our platform is hosted by a cloud-based IBM service, which provides a high degree of reliability, security and scalability and helps us to maintain adequate capacity. Since commencing operations as an online travel agent, we have steadily worked to add suppliers in order to provide additional services and better pricing for our service agent customers. As internet penetration in India continues to increase, we anticipate that we will be in a position to use our established platform to offer travel services and related services directly to consumers. We believe our online platform is scalable for suppliers and transactions.

The eCommerce Aggregator segment has been materially impacted by the covid-19 pandemic and future results will be materially different from historical results.

eCommerce Aggregator operating metrics

In evaluating our eCommerce Aggregator business, we use operating metrics, including gross bookings and revenue margin. Gross bookings are a measure of the total dollar volume of transactions that we process and is used by us to measure our scale and growth. We calculate revenue margin as revenue as a percentage of gross bookings.

	Quarter ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Gross Bookings[1]	$22,436,682	$26,692,459	$37,479,232	$40,412,988
Net revenues	$186,193	$84,583	$318,313	$180,223
Revenue Margin[2]	0.83%	0.32%	0.85%	0.45%

1* Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds. Gross bookings differ from the Company’s net revenues, which reflect the revenue earned by the Company.

2* Revenue margin is defined as Net revenues as a percentage of gross bookings.

Gross Bookings decreased for the three and six month period ended September 30, 2019 compared to the comparable periods in 2018 due to decreased transaction volume. Net revenues increased for the three and six month period ended September 30, 2019 compared to the comparable periods in 2018 primarily due to increases in money transfer revenues included in Other revenues, which also has a higher revenue margin than Air, Rail ticketing and vacation packages.

Money transfer revenues, where the Company receives a commission on the amount of money transferred, may be associated with travel booked, or independent of travel booked and reflects an increasing component of the total net revenues for the eCommerce Aggregator segment. Money transfer is a volatile and fast changing sector within India and is subject to high levels of volatility and seasonality.

Hospitality business overview

We look at the number of keys (available rooms), number of properties by brand and the number of cities as a measure of our geographical reach. We believe revenue per available room (“RevPar”), average daily rate (“ADR”) and average occupancy (“Occupancy”) reflect appropriate metrics for our hospitality segment. We believe RevPAR, which we calculate by dividing room sales for comparable properties by room nights available for the period, measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. Occupancy, which we calculate by dividing occupied rooms by total rooms available, measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. We plan to measure our performance on a constant Indian Rupee basis and therefore US Dollar translations may experience currency fluctuations which do not impact underlying local performance. We do not plan to calculate constant dollar statistics, for example, by applying exchange rates for the current period to the prior comparable period. We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between our hotel brands, (iii) sustained substantial property damage or business interruption; or (iv) changed contractual terms.

Given the transaction occurred on April 22, 2019, we believe that consistent period on period performance will not be meaningful for a period of time. Equally the covid-19 pandemic has adversely materially impacted our operations from the March 2020 onwards.

We earn base management fees and in certain cases incentive management fees from the properties that we manage. In most markets, base management typically consist of a percentage of property-level revenue, while incentive management fees typically consist of a percentage of net profit, adjusted for certain contractually agreed items.

Through September 30, 2019, we invested in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities, technology offerings, and guest experiences.

The hospitality segment has been materially impacted by the covid-19 pandemic and future results will be materially different from historical results.

CONSOLIDATED RESULTS OF OPERATIONS

Acquisition of PRAMA

The acquisition of PRAMA on April 22, 2019, had a material impact on the results of operations, for the quarter ended September 30, 2019 and the six month period ended September 30, 2019. Accordingly, the comparable results for the periods ended September 30, 2018 and the six month period ended September 30, 2018, which do not include PRAMA are not comparable to the results for the quarter ended and six month period ended September 30, 2019, which do include the results of PRAMA, on a post-close basis. Equally, the PRAMA acquisition had a material impact on the liquidity and capital resources of the Company. The impact of the PRAMA acquisition on the post close results and the balance sheet is shown in the Company’s segmental disclosure. PRAMA’s results, scale and operations are significantly larger than the eCommerce Aggregator segment. Also, the effects of the PRAMA acquisition impacted every significant line item in the statements of operations and balance sheet.

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

The eCommerce Aggregator segment results improved at the net revenue line, but deteriorated at the loss from operations level, but overall, compared to the PRAMA acquisition did not have a meaningful impact on the results of the Company. The eCommerce Aggregator business is not of a sufficient scale to bear the demands of being a publicly listed company with material financial reporting and internal control weaknesses.

The Hospitality segment improved at the revenue level, but continued to be loss making as it expanded its operations in terms of number of hotels managed.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facility

The Company does not maintain a credit or borrowing facility. The Company has $910,096 of cash and cash equivalents as of September 30, 2019 but its current liabilities of $7,914,765, exceeded its current assets of $4,871,720 as of September 30, 2019.

As of September 30, 2019, the Company has loans due to related parties, with Takniki Communications, Inc for $695,000, with maturation December 31, 2019 and with Mr. Mahesh Ghandi for $338,263 with no formal maturity date. Takniki Communications, Inc is an entity controlled by the Company’s Director, Mr. Sachin Mandloi and Mr. Mahesh Ghandi is a principal shareholder in PRAMA and in the Company. The Takniki Communications, Inc., note was not converted into share capital of the Company on December 31, 2019, it has been extended on informal terms.

On April 16, 2019, the Company borrowed $300,000 from ARNA Global LLC, an entity owned and controlled by Mr. Sharma, its President and CEO, to partially fund the acquisition of PRAMA. During the quarter ended June 30, 2019, $100,000 was re-paid and the remaining $200,000 balance was repaid on July 8, 2019. The loan was unsecured and bears interest at 10% per annum.

The loans with third parties do not include financial covenants or a requirement that the Company maintains certain financial ratios, however the loan of $521,991 as of September 30, 2019 with Small Industries Development Bank of India, whereby the counterparty has the right to convert the loan into equity capital of PRAMA and is secured by: a) A senior secured charge on all moveable assets located at a contract hotel in Ahmedabad, India; b) Pledged deposit of approximately $80,000 (5 million Indian Rupees); c) mortgage of leasehold rights in the lease contract for the contract hotel in Ahmedabad, India; d) Guarantee of Prama Consultancy Services Pvt. Ltd a related party of the Company; and e) the personal guarantees of Messrs. Mahesh Gandhi and Pravin Rathod. The loan has a maturation of December 31, 2021 and bears interest at 15.5% per annum.

The loan with NeoGrowth Credit Private Limited with $22,735 owing as of September 30, 2019, matures March 21, 2020. The loan has an embedded finance charge of 18% interest. The loan was repaid in March 2020.

As part of the acquisition of PRAMA, the Company assumed an amount owing to Advance Finstock Private Limited for $71,905, $75,950 and $77,334 as of April 22, 2019, June 30, 2019 and September 30, 2019, respectively. This is an undocumented informal loan agreement. The informal arrangement incurs interest at 18% per annum. The amounts due were not collateralized. The accrued but not paid interest on this loan as of September 30, 2019 amounted to $6,558. See note 16 – Reclassifications.

The Company has historically incurred operating losses and experienced cash outflows from operations. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions.

If conditions in the travel and hospitality lodging industry deteriorate, or if disruptions in the capital markets take place as they did in the immediate aftermath of both the 2008 worldwide financial crisis and the events of September 11, 2001, we may be unable to fund operations on a temporary or extended basis.

Cash and cash equivalents totaled $910,096, as of September 30, 2019, a decrease of $319,916 from March 31, 2019, primarily reflecting $1,058,324 of cash proceeds from the issuance of common stock and exercise of warrants, offset by $971,910 net cash paid during the period for the acquisition of a 51% equity interest in PRAMA, $209,339 cash outflow from operations during the period and $126,438 purchase of fixed assets, offset by other movements.

Our ratio of current assets to current liabilities was approximately 0.6 for both September 30, 2019 and March 31, 2019. During the intervening period we acquired PRAMA on April 22, 2019, however, the acquisition of PRAMA did not adversely impact our current ratio. Our current ratio as of present is substantially different from historical results due to the impact of the covid-19 pandemic.

We do not own hotel properties, and do not plan to own hotel properties in the future. We also do not plan to invest significantly in property, plant and equipment. Our property, plant and equipment purchases tend to be ancillary in nature to the needs of our Hospitality business segment.

We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities. Our future liquidity needs are largely impacted by the adverse impact of the Coronavirus pandemic on our operations together with legal and professional and sales, general and administrative expenses. There are no assurances that these steps will generate sufficient cash flow from operations or that we will be able to obtain sufficient financing necessary to support our working capital requirements. We can also give no assurance that additional capital financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations or execute our business plan.

The Hospitality segment is impacted by seasonality which will be discussed in the financial statements for the year ending March 31, 2020 in accordance with item Item 101(c)(l)(v) of Regulation S-K. There is no requirement to discuss seasonality in interim reports where the disclosure of the effects are not material.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2019. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three and six month periods as of and ended September 30, 2019, are fairly stated, in all material respects, in accordance with U.S. GAAP. Because of the time needed to implement these steps and test the applicable controls in operation, management does not anticipate that the material weaknesses will be fully remediated by March 31, 2020.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. On the acquisition of PRAMA, on April 22, 2019, the Company assumed an interest in an arbitration claim. PRAMA made an arbitration claim of approximately $300,000 (21.2 million Indian Rupees) against Ms. Khurana Hotels and Apartments Private Limited in the Civil Court Senior Division of Amritsar, India. The claim is based on the asserted failure by PRAMA of Ms. Khurana Hotels and Apartments Private Limited, as lessor, to comply with the terms of the lease. As of the date of this filing, the arbitration proceedings are on-going. Although litigation and arbitration are inherently uncertain, based on the information currently available, management does not believe that the currently pending arbitration will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2019, the Company issued and sold 714,286 units comprising one share and a warrant to purchase two shares of the Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $500,000 to the Company. The Company issued approximately 1,428,572 warrants pursuant to the 714,286 units listed above. These warrants shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date at an exercise price of $0.01. These issuances were made pursuant to the exemption from registration contained in Regulation D under the Securities Act for sales solely to accredited investors.

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

The audit of PRAMA is not complete and the Company did not file the financial statements of PRAMA within 75 days from its acquisition, or pro forma financial information showing the effects of the acquisition, as required under rule 8-04 and 8-05 of Regulation S-X, respectively. However, the Company will file such financial statements on a Form 8-K Amendment, as soon as the audit and associated review is completed.

The Company is including reclassification adjustments in its financial statements for the quarter ended June 30, 2019, which are discussed in Note 16 Reclassifications to the unaudited financial statements above. The reclassifications are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires that a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented. The Company does not believe it needs to file under item 4.02 “non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review” within a Current Report on Form 8-K.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

INDEX OF EXHIBITS

Number	Exhibit Description
Exhibit 2.1	SHARE TRANSFER AGREEMENT DATED APRIL 22, 2019 BETWEEN THE COMPANY, PRAMA AND THE SELLERS PARTY THERETO. PREVIOUSLY FILED AS EXHIBIT 2.1 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON APRIL 25, 2019 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 3.1	CERTIFICATE OF INCORPORATION OF THE COMPANY. PREVIOUSLY FILED AS EXHIBIT 3.1 TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 FILED ON APRIL 18, 2016 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 3.2	CERTIFICATE OF AMENDMENT TO THE CERTIFICATE OF INCORPORATION OF THE COMPANY. PREVIOUSLY FILED AS EXHIBIT 3.2 TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 FILED ON APRIL 18, 2016 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 3.3	AMENDED AND RESTATED BYLAWS OF THE COMPANY. PREVIOUSLY FILED AS EXHIBIT 3.3 TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 FILED ON APRIL 18, 2016 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 4.1	DEMAND PROMISSORY NOTE DATED APRIL 22, 2019 BETWEEN THE COMPANY AND ARNA GLOBAL LLC PREVIOUSLY FILED AS EXHIBIT 4.1 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON APRIL 25, 2019 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 4.2	FORM OF CONVERTIBLE NOTES AMENDMENT. PREVIOUSLY FILED AS EXHIBIT 4.2 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON APRIL 25, 2019 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 101.1	THE FOLLOWING FINANCIAL STATEMENTS FROM THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019, FORMATTED IN INLINE XBRL: (I) CONSOLIDATED CONDENSED BALANCE SHEET; (II) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS; (III) CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS; (IV) CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (DEFICIT); (V) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS; AND (VI) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPBORN, INC.

Date: September 30, 2020	By:	/ S / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

