Form 10-Q
period 2019-12-31
TripBorn, Inc.
filed 2021-02-01
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-Q

_______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-210821

_________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of the registrant’s common shares, $0.0001 par value per share, outstanding on January 29, 2021 was 132,932,159.

1

PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
NET REVENUES	$2,819,898	$127,001	$6,774,126	$307,224

COST OF REVENUES AND EXPENSES
Cost of revenue	2,373,782	123,582	5,854,080	239,964
Selling, general and administrative expenses	745,008	233,990	1,930,225	604,913
Legal and consulting expenses	86,589	27,000	362,276	104,497
Depreciation and amortization	141,287	33,565	412,444	106,428
	3,346,666	418,137	8,559,025	1,055,802
LOSS FROM OPERATIONS	(526,768)	(291,136)	(1,784,899)	(748,578)
Other income, net	48,031	8,038	111,618	20,573
Interest expense	(71,542)	(47,719)	(313,688)	(142,753)
Interest income	7,616	65	53,702	209
Equity in earnings	-	-	-	-
LOSS BEFORE INCOME TAXES	(542,663)	(330,752)	(1,933,267)	(870,549)
Income tax expense	-	-	-	-
NET LOSS	$(542,663)	$(330,752)	$(1,933,267)	$(870,549)

Net loss attributable to noncontrolling interests	$(197,153)	$-	$(771,208)	$-
Net loss attributable to TripBorn, Inc.	$(345,510)	$(330,752)	$(1,162,059)	$(870,549)

NET LOSS PER COMMON SHARE
Basic loss per common share attributable to TripBorn, Inc.	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted loss per common share attributable to TripBorn, Inc.	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic weighted-average number of common shares	119,338,047	95,951,894	119,338,047	95,951,894
Diluted weighted-average number of common shares	119,556,280	95,951,894	120,556,280	95,951,894

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three months ended		Nine months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net loss	$(542,663)	$(330,752)	$(1,933,267)	$(870,715)
Net loss attributable to noncontrolling interests	(197,153)	-	(771,208)	-
Net loss attributable to TripBorn, Inc.	(345,510)	(330,752)	(1,162,059)	(610,715)

Currency translation adjustment	(45,998)	(3,839)	(73,901)	1,744
Currency translation adjustment attributable to noncontrolling interests	(73,548)	-	(68,338)	-
Currency translation adjustment attributable to TripBorn, Inc	27,550	(3,839)	(5,563)	1,744

Comprehensive loss	(588,661)	(334,591)	(2,007,168)	(868,805)
Comprehensive loss attributable to noncontrolling interests	(270,701)	-	(839,546)	-
Comprehensive loss attributable to TripBorn, Inc.	$(317,960)	$(334,591)	$(1,167,622)	$(868,805)

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2019	2019
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$995,665	$1,230,012
Accounts receivable, net, and unbilled revenue	1,322,858	178,492
Due from related parties	905,501	14,364
Other current assets	1,603,037	570,571
Total current assets	4,827,061	1,993,439
Non current assets:
Operating lease, right-of-use assets, net	9,624,179	-
Goodwill	936,788	-
Intangible assets, net	2,152,921	362,717
Property and equipment, net	1,649,585	12,247
Other noncurrent assets	1,652,627	48,956
TOTAL ASSETS	$20,843,161	$2,417,359

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,854,973	$310,130
Local duties and taxes	973,708	12,660
Due to related parties	866,544	13,828
Loans and convertible notes due to related parties	1,074,813	1,838,157
Interest payable (includes $595,553 and $508,531 due to related parties, respectively)	638,054	536,073
Salaries and benefits (includes $636,899 and $430,030 due to related parties respectively)	1,269,482	448,290
Current portion of loans and convertible notes with third parties	485,798	-
Other current liabilities	894,500	87,191
Total current liabilities	8,057,872	3,246,329

Long term liabilities:
Long term portion of operating lease liabilities	9,509,955	-
Long term portion of loans and convertible notes	350,337	250,000
Other non-current liabilities	596,348	-
Total current and long-term liabilities	18,514,512	3,496,329
Commitments and contingencies (Note 14)

Preferred stock $.0001 par value	-	-
Authorized shares: 10,000,000, none issued and none outstanding
Common stock $.0001 par value	13,293	9,719
Authorized shares: 200,000,000
Shares issued and outstanding: 132,932,159 and 97,190,435
Additional paid in capital	6,585,332	3,227,452
Accumulated deficit	(5,517,689)	(4,355,630)
Accumulated other comprehensive income	33,926	39,489
TOTAL TRIPBORN, INC STOCKHOLDERS’ EQUITY / (DEFICIT)	1,114,862	(1,078,970)
Noncontrolling interest in consolidated entity (Note 1)	1,213,787	-
Total equity (deficit)	2,328,649	(1,078,970)
TOTAL LIABILITIES AND EQUITY	$20,843,161	$2,417,359

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

	For the nine months ended December 31, 2019
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
	(In $ except for number of common stock)

Balance as of March 31, 2019	97,190,435	$9,719	$3,227,452	$39,489	$(4,355,630)	$(1,078,970)	$-	$(1,078,970)
Common stock issued on purchase of subsidiary	2,632,653	263	736,880	-	-	737,143	-	737,143
Common stock and warrants issued for cash consideration	2,025,158	203	1,417,408	-	-	1,417,611	-	1,417,611
Common stock issued on exercise of warrants	5,621,746	562	55,655	-	-	56,217	-	56,217
Common stock issued on conversion of debt	25,462,167	2,546	1,147,937	-	-	1,150,483	-	1,150,483
Noncontrolling interests arising on acquisition of subsidiary	-	-	-	-	-	-	2,053,333	2,053,333
Currency translation adjustment	-	-	-	(5,563)	-	(5,563)	(68,338)	(73,901)
Net loss	-	-	-	-	(1,162,059)	(1,162,059)	(771,208)	(1,933,267)
Balance as of December 31, 2019	132,932,159	$13,293	$6,585,332	$33,926	$(5,517,689)	$1,114,862	$1,213,787	$2,328,649

	For the nine months ended December 31, 2018
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc deficit	Noncontrolling interests	Total deficit
	(In $ except for number of common stock)

Balance as of March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(3,087,583)	$(741,656)	$-	$(741,656)
Issuance of common stock	692,846	69	355,712	-	-	355,781	-	355,781
Currency translation adjustment		-	-	1,744	-	1,744	-	1,744
Net loss	-	-	-	-	(870,549)	(870,549)	-	(870,549)
Balance as of December 31, 2018	96,404,720	$9,641	$2,677,530	$16,281	$(3,958,132)	$(1,254,680)	$-	$(1,254,680)

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended December 31
	2019	2018
Cash flows from operating activities
Net loss	$(1,933,267)	$(870,549)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412,444	106,428
Stock based compensation	77,168	51,445

Changes in operating assets and liabilities:
Accounts receivable	(527,802)	(148,792)
Other current assets	123,202	(16,265)
Accounts payable	(297,723)	(33,523)
Other current liabilities	2,322,070	(51,466)
Other non-current liabilities	(586,889)	-
Other non-current assets	41,373	-
Net cash used in operating activities	(369,424)	(962,722)

Cash flows from investing activities
Net cash paid on acquisition of subsidiary	(971,910)	-
Other investments	32,506	-
Purchases of fixed assets	(211,112)	(6,063)
Net cash used in investing activities	(1,150,516)	(6,063)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of warrants	1,473,827	150,000
Change in debt, net	(238,309)	479,192
Net cash used in financing activities	1,235,518	629,192

Effect of exchange rate changes on cash	50,075	1,744

Net change in cash	(234,347)	(337,849)
Cash
Beginning of the period	1,230,012	1,155,367
End of the period	$995,665	$817,518

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest paid	$191,309	$-

See accompanying notes to consolidated condensed financial statements (unaudited).

Notes to Consolidated Financial Statements

December 31, 2019

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

Acquisitions

On April 22, 2019 the Company acquired a 51% equity interest in PRAMA for $2,137,143, consisting of $1,400,000 in cash and the issuance of 2,632,653 shares of common stock valued at $737,143 or approximately $0.28 per share.

The acquisition of PRAMA was treated as a business combination under U.S. GAAP. During the first quarter, we estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. The allocation of the purchase price was finalized on April 22, 2020, one year from the acquisition date without adjustment to the preliminary allocation. The preliminary allocation was also not revised as of and for the period ended, December 31, 2019.

The following reflects the net cash paid on acquisition of PRAMA in the nine month period ended December 31, 2019:

Fair Value
Cash paid in nine month period ended December 31, 2019	$1,150,000
Net cash on opening balance sheet of PRAMA	(178,090)
Net cash paid for 51% interest in PRAMA	$971,910

The Company recognized revenue of $2,607,374 and $6,243,289 for the three months and nine months ended December 31, 2019 consolidated condensed statements of operations related to the acquiree, respectively. The Company recognized net loss of $274,166 and $1,063,472 for the three months and nine months ended December 31, 2019 consolidated condensed statements of operations related to the acquiree, respectively.

The revenue for the combined entity for the three and nine months ended December 31, 2019, as though the acquisition of PRAMA had occurred on April 1, 2018 were $2,819,898, and $7,193,424, respectively. The revenue for the combined entity for the three and nine months ended December 31, 2018, as though the acquisition of PRAMA had occurred on April 1, 2018 were $2,527,732, and $6,309,053, respectively.  The net loss before taxes for the combined entity for the three and nine months ended December 31, 2019, as though the acquisition of PRAMA had occurred on April 1, 2018 were $540,053 and $1,948,691, respectively. The net loss before taxes for the combined entity for the three and nine months ended December 31, 2018, as though the acquisition of PRAMA had occurred on April 1, 2018 were $408,523 and $825,465, respectively.

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

The Company has incurred net losses from operations since inception. The net loss for the nine month period ended December 31, 2019 was $1,933,267 and the accumulated deficit was $5,517,689 as of December 31, 2019. The cash and cash equivalents and the current portion of loans and convertible notes due to third parties were $995,665 and $485,798, respectively, as of December 31, 2019. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions.

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

The Company does not have operations in China and the Coronavirus pandemic did not have any impact on the operations or financial results of the Company for the three and nine month periods ended December 31, 2019. However, the pandemic did have a material adverse effect to the Company’s Indian operations, vendors, customers, lessors and employees’ health, balance sheet, liquidity, statement of operations and future prospects for the period ended March 31, 2020 and onwards. Management is in the process of finalizing its quarterly and annual financial statements as of and for the year ended March 31, 2020 and report the degree and severity of the adverse impact in those financial statements. As of today’s date, management is in the process of implementing various cost reduction efforts to conserve cash and liquidity, including reducing staffing levels and potentially closing certain hotels permanently, but has not reached fixed conclusions.

The Company will require additional capital and may also require additional financing from related or third parties in the event that operations do not generate the expected revenues or a recurrence of Covid-19 were to cause another suspension of operations. Such additional capital or financing may not be available on favorable terms, or at all. Due to these factors, substantial doubt exists about the Company’s ability to continue as a going concern through twelve months after the date that the financial statements are issued. If the Company does not obtain sufficient funds when needed, the Company expects it would reduce its operating expenses and defer vendor payments, including closure of certain operations and or disposals of assets. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable. Because, neither receipt of future equity or loan support, nor management’s contingency plans to mitigate the risk and extend cash resources through twelve months after the date that the financial statements are issued, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

The financial statements for the three and nine months ended December 31, 2019, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern because the events leading to the uncertainty arose after December 31, 2019. However, management does expect to record material adverse effects as of and for the period ended March 31, 2020.

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

Reclassifications

As a result of the acquisition of PRAMA, during the quarter ended June 30, 2019, the Company made a change to its segment reporting structure which resulted in two segments 1) eCommerce Aggregator and 2) Hospitality. As a result, certain prior year amounts have been reclassified to conform to the current year’s presentation, that is they have been classified as relating to the eCommerce Aggregator business. The change in segment structure had no effect on previously reported total net revenues, cost of revenues and other operating expenses, other expenses, net, net loss, basic and fully diluted earnings per share.

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

Our significant estimates include elements of revenue recognition, the application of fair value estimates for the purchase price allocation on the acquisition of PRAMA, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software and income taxes. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in an impairment charge. The Company has not recognized an impairment charge for the nine month period ended December 31, 2019.

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

Our significant estimates include elements of revenue recognition, the application of fair value estimates for the purchase price allocation on the acquisition of PRAMA, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software and income taxes. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in an impairment charge. The Company has not recognized an impairment charge for the nine month period ended December 31, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S. and India, which at times may not be covered by, or exceed the coverage limit of the Deposit Insurance and Credit Guarantee Corporation of India. The Company does not believe that this results in significant credit risk. As of December 31, 2019, and March 31, 2019, the cash balance in financial institutions in India was $995,665 and $360,210, respectively.

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

Goodwill

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics. The reporting units are aligned with our reporting segments. Goodwill is not amortized, but the Company tests goodwill for impairment each year or more frequently should facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with a quantitative assessment. The quantitative assessment involves calculating an estimated fair value of each reporting unit based on projected future cash flows and comparing the estimated fair values of the reporting units to their carrying amounts, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, including goodwill, no impairment is recognized. However, if the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total goodwill balance of the reporting unit. We have not recognized any impairment on goodwill during the nine month period ended December 31, 2019.

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

In the year ended March 31, 2018, the Company issued 478,560 common shares to a non-employee consultant for services to be performed on the Company’s behalf through June 2020. The Company records the corresponding pro-rata expense in Selling, General and Administration expenses in the Statement of Operations and discloses an adjustment to reconcile net loss to net cash used in operating activities in the Statement of Cash flows. The services performed under the agreement reflect administrative services, advisory board services, business development services, consulting services and financial consulting services. The number of shares offered to the non-employee consultant reflected the fair value of the services to be provided by this individual.

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

Provident

In accordance with Indian law, all eligible employees of the Company, are entitled to receive benefits under the Provident Fund, a defined contribution plan in which both the employee and the Company, contribute monthly at a determined rate (currently twelve percent of contributory wages subject to a maximum cap). These contributions are made to the Government Provident Fund and the Company has no further obligation under Provident Fund, beyond its monthly contributions. The amount contributed for the nine months ended December 31, 2019 and 2018, amounted to $203,850 and $Nil, respectively.

Vacation

Accruals for Indian statutory vacation pay is determined at the actuarial estimate for the entire unutilized leave balance standing to the credit of the employees at the period end. The amount accrued as of December 31, 2019 and 2018, amounted to $82,247 and $Nil, respectively.

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

Included in Other Non Current Assets as of December 31, 2019, is $343,744 relating to the fair value of equity-method investments and $454,425 relating to the fair value of amounts due from equity-method investee, in aggregate $798,169. During the period April 22, 2019, through December 31, 2019, there was no recorded impairment for the equity investee. Also, there was no activity in the equity method investee and so no equity-method investment activity, net of tax, was recorded in our Statement of Operations for the respective three and nine month periods.

The Company may record impairments to the fair value of equity-method investments and the fair value of amounts due from equity-method investee as of March 31, 2020, reflecting the impact of covid-19, but has not done so as of December 31, 2019, as the covid-19 pandemic was a non-adjusting post balance sheet event as of December 31, 2019.

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

4. CUSTOMER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. A significant portion of the Company’s Hospitality revenue has been derived from two customers, which were acquired as part of the PRAMA acquisition on April 22, 2019 and so were not present in the comparable period. For the three months and nine months ended December 31, 2019, the two largest customers accounted for 43% and 53%, respectively, of the Company's total revenue. As of December 31, 2019, one significant customer accounted for 16% of the Company’s total receivables. There were no significant revenue and receivable concentrations as of and for the periods ended December 31, 2018, or March 31, 2019. Changes in the relationship with these customers could materially and adversely affect the Company’s financial performance and going concern status.

5. EMPLOYEE BENEFITS

The change in benefit obligation of the gratuity and vacation statutory plans are as follows:

	December 31, 2019	December 31, 2018
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$—	$—
Assumed on acquisition on April 22, 2019	153,443	—
Service cost	13,854	—
Interest cost	12,061	—
Benefits paid	(2,607)	—
Foreign currency translation effect	-	—
Projected Benefit Obligation, end of period	$176,751	$—

The components of net periodic pension costs for the gratuity and vacation statutory plans are as follows:

	Nine months ended December 31, 2019	Nine months ended December 31, 2018
Net Periodic Pension Cost
Service cost benefit earned	$13,854	$—
Interest cost on projected benefit obligation	12,061	—
Benefits paid	(2,607)	—
Foreign currency translation effect	—	—
Net Periodic Pension Cost	$23,308	$—

There were no amounts recognized in accumulated other comprehensive income.

The range of assumptions used for benefit obligations and net periodic benefit cost are as follows:

Discount rate 7.95 to 8.07% per annum

Rate of compensation increase 6% to 8% per annum

Retirement range of 58 to 65 years.

PRAMA evaluates these assumptions based on its employee demographics, budgets and industry standards.

6. LEASES

Balance sheet information related to our leases is included in the following table:

Operating leases	December 31, 2019
Operating lease right-of-use assets	$9,624,179
Operating lease liabilities, due within one year	$388,767
Operating lease liabilities, due after one year	9,509,955
Total operating lease liabilities	$9,898,722

Operating lease liabilities, due within one year are included in Other current liabilities on our Consolidated Condensed Balance Sheet as of December 31, 2019.

The components of lease expense during the quarter ended and nine month period ended December 31, 2019 is included in the following table:

	Financial statement line item	3 months ended December 31, 2019
Amortization of right-of-use assets	Cost of revenue	$98,224
Interest on lease liabilities	Cost of revenue	348,167
Total lease expense		$446,391

	Financial statement line item	9 months ended December 31, 2019
Amortization of right-of-use assets	Cost of revenue	$269,785
Interest on lease liabilities	Cost of revenue	941,228
Total lease expense		$1,211,013

Lease expense is included in Cost of revenue in our Consolidated Condensed Statement of Operation for the periods ended December 31, 2019.

Supplemental other information related to leases were as follows:

Weighted Average Remaining Lease Term
Operating leases	14.1 Years
Weighted Average Discount Rate
Operating leases	14.0%

The future maturities of lease liabilities as of December 31, 2019, are as indicated below:

Operating Leases
Year ending March 31, 2021	$151,488
Year ending March 31, 2022	362,766
Year ending March 31, 2023	428,147
Year ending March 31, 2024	492,585
Thereafter	8,463,736
Total lease payments	$9,898,722

The Company expects to record impairments to Operating Lease, Rightof-Use of Assets, net as of March 31, 2020, reflecting the impact of covid-19, but has not done so as of December 31, 2019, as the covid-19 pandemic was a non-adjusting post balance sheet event as of December 31, 2019.

7. PROPERTY AND EQUIPMENT, NET

Property and Equipment consists of the following as of December 31 and March 31, 2019.

	December 31, 2019	March 31, 2019
Furniture, fixtures and fittings	$369,719	$32,247
Leasehold improvements	814,905	-
Plant and machinery	585,222	-
Construction in process	88,244	-
Total	1,858,090	32,247
Accumulated depreciation	(208,505)	(20,000)
Fixed assets, net	$1,649,585	$12,247

Depreciation expense for the three and nine months ended December 31, 2019 was $70,371 and $188,505, respectively. Depreciation expense for the three and nine months ended December 31, 2018 was $917 and $2,900, respectively.

The Company expects to record impairments to Property and Equipment as of March 31, 2020, reflecting the impact of covid-19, but has not done so as of December 31, 2019, as the covid-19 pandemic was a non-adjusting post balance sheet event as of December 31, 2019.

8. INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following as of December 31 and March 31, 2019:

	December 31, 2019	March 31, 2019
Software and software access agreement	$1,141,814	$1,088,264
Customer relationships	1,498,143	-
Total	2,639,957	1,088,264
Accumulated amortization	(945,308)	(725,547)
Intangible assets with definite lives, net	$1,694,649	$362,717

Amortization expense for the three and nine months ended December 31, 2019 was $70,916 and $223,939 respectively. Amortization expense for the three and nine months ended December 31, 2018 were $32,648 and $103,528 respectively. The Company has no impairment charge for definite lived intangible assets for the above periods.

Intangible assets with indefinite lives consist of the following as of December 31 and March 31, 2019:

	December 31, 2019	March 31, 2019
Trademarks	$458,272	$-
Accumulated amortization	-	-
Intangible assets with indefinite lives, net	$458,272	$-

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

The Company expects to record impairments to Intangible Assets as of March 31, 2020, reflecting the impact of covid-19, but has not done so as of December 31, 2019, as the covid-19 pandemic was a non-adjusting post balance sheet event as of December 31, 2019.

9. AMOUNTS DUE TO AND FROM RELATED PARTIES

 Amounts due from related parties

The following originally were included on PRAMA’s opening balance sheet on acquisition and have been unchanged apart from foreign exchange differences, they are all denominated in Indian rupees, unsecured and non-interest bearing:

Due from related parties	Description	December 31, 2019
Pramatech Pvt. Ltd	Shareholder in PRAMA, there are also common shareholders in PRAMA and this company	$685,306
Mr. B. K. Ashok	Shareholder in PRAMA	105,108
Alchemy Food & Franchisee Solutions Pvt. Ltd	Company partly owned by the Chief Executive Officer of a subsidiary of PRAMA	35,086
Prime Finvest Leasing Limited	Company partly owned by a PRAMA shareholder, has common shareholders with Pramatech Pvt. Ltd above	35,037
Opus Restaurants Pvt. Ltd	Shareholder in PRAMA, there are also common shareholders in PRAMA and this company	9,810
Mr. Akbar S Khwaja	Chief Executive Officer of a subsidiary of PRAMA	30,249
Mr. M. V. Chetan Kumar	Shareholder in PRAMA	4,905
Total		$905,501

The balances above are denominated in Indian Rupees and the above amounts are translated into US dollars at the closing rate as of December 31, 2019. The movement from the September 30, 2019 balance to the December 31, 2019 balance relates to foreign exchange translation only, with no change in the Indian Rupee amount.

Included in the September 30, 2019 amounts due from related parties was a $14,364 balance recorded in Sunalpha, this was collected in the period ended December 31, 2019 and so is no longer included in the December 31, 2019 balance sheet.

Amounts due to related parties

The $866,544 balance of amounts due to related party balance from the consolidated balance sheet as of December 31, 2019 is comprised of $864,853 of PRAMA related balances and a $1,691 non-PRAMA brought forward balance from the previous period. The PRAMA related balances are described below:

Due to related parties	Description	December 31, 2019
Opus Hotels & Resorts Pvt. Ltd	Shareholder in PRAMA, there are also common shareholders in PRAMA and this company	$657,978
Mr. Mahesh Gandhi	Shareholder in PRAMA	180,933
Mr. Sobha Gandhi	Relative of Mahesh Gandhi, (shareholder above)	234
Navkar Pole Products Ltd	Company partly owned by a PRAMA shareholder	7,007
Mr. Pravin Rathod	Shareholder in PRAMA	18,701
Total		$864,853

The above balances in Indian Rupee have not changed, with the translated amounts in U.S. dollars changing, due to changes in the closing balance sheet exchange rate.

Included in the September 30, 2019 amounts due from related parties, was a balance of $12,673 recorded in Sunalpha which was paid in the three month period ended December 31, 2019. There is a remaining balance of $1,691 as of December 31, 2019, payable to Mr. Sachin Mandloi included in Sunalpha which is a brought forward balance, which is denominated in Indian rupees and is non interest bearing.

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

10. LOANS WITH THIRD PARTIES

Loans and borrowings with third parties are discussed below:

	As of
	December 31, 2019	March 31, 2019
Current liabilities:
Convertible note with United Techno Solutions, Inc	$250,000	$-
Current portion of long-term loan with Small Industries Development Bank of India	215,722	-
Short-term borrowing with NeoGrowth Credit Private Limited	10,197	-
Current portion of long-term loan with HDFC Bank Limited	9,879	-
	$485,798	$-
Long term loans and convertible notes:
Loan with Small Industries Development Bank of India	$462,119	$-
Loan with Advance Finstock Private Limited	78,782	-
Loan with HDFC Bank Limited	35,037	-
Convertible note with United Techno Solutions, Inc	-	250,000
Total	575,938	250,000
Less current portion of Small Industries Development Bank of India & HDFC Bank Limited loans	(225,601)	-
	$350,337	$250,000

On March 16, 2019 the Company obtained a $250,000 convertible note from United Techno Solutions, Inc with a maturation date of April 1, 2020 and an embedded interest rate of 8%. The note may convert into 357,143 shares of common stock at the noteholder’s option. The balance outstanding as of December 31, 2019 amounted to $250,000. No interest has been paid on this note.

On November 29, 2019 IHPL, a subsidiary of PRAMA and the Company took out a loan of 2,500,000 Indian Rupees ($35,036) from HDFC Bank Limited. The balance outstanding as of December 31, 2019 was $35,036. The loan is repaid over 36 equal installments of 87,893 Indian Rupees (approximately $1,232) with cumulative payments of interest and principal of 3,164,148 Indian Rupee (approximately $44,344) and is unsecured with maturation on December 6, 2022.

As part of the acquisition of PRAMA on April 22, 2019, the Company assumed a loan with NeoGrowth Credit Private Limited, with a maturation of March 21, 2020, which is included in short term borrowings as of December 31, 2019. The loan has an embedded finance charge of 18% interest over an 18 month period. The loan is paid in daily installments, interest is paid in Indian Rupees and interest approximates $23 per day.

As part of the acquisition of PRAMA on April 22, 2019, the Company assumed a loan with Small Industries Development Bank of India. The original principal was $969,932 (60 million Indian Rupees), on December 31, 2013, there are no repayments scheduled for the first twelve months of the loan, with monthly payments commencing in January 2015 and ending on December 31, 2021. The bank has the right to convert the loan into equity capital of PRAMA. The rate of interest is 15.5% per annum. The loan is secured by: a) A senior secured charge on all moveable assets located at a contract hotel in Ahmedabad, India; b) Pledged deposit of $80,828 (5 million Indian Rupees); c) mortgage of leasehold rights in the lease contract for the contract hotel in Ahmedabad, India; d) Guarantee of Prama Consultancy Services Pvt. Ltd a related party of the Company; and e) the personal guarantees of Messrs. Mahesh Gandhi and Pravin Rathod. During the three months ended December 31, 2019, the balance on the loan decreased by $59,872 due to repayments.

As part of the acquisition of PRAMA, the Company assumed an amount owing to Advance Finstock Private Limited for $71,905 as of April 22, 2019. This is an undocumented informal loan agreement. The informal arrangement incurs interest at 18% per annum. The amounts due were not collateralized. The accrued interest has not been paid as of December 31, 2019.

11. LOANS WITH RELATED PARTIES

Loans and borrowings with related parties are discussed below:

	As of
	December 31, 2019	March 31, 2019
Current liabilities:
Convertible note with Takniki Communications, Inc	$695,000	$695,000
Convertible note with Arna Global LLC	-	956,000
Loan with Mr. Mahesh Ghandi	379,813	-
Convertible note with Mr. Deepak Sharma	-	150,515
Convertible note with Mr. Sachin Mandloi	-	36,642
	$1,074,813	$1,838,157

On December 31, 2016, the Company issued a convertible note to Takniki Communications, Inc, an affiliate owned by Sachin Mandloi, our Vice President and a director, totaling $695,000. This note was issued pursuant to a Software Development Agreement dated September 23, 2016 between Takniki Communications, Inc and the Company to finance the upgrade of our Travelcord operating software.  The note has a maturation of December 31, 2019, and bears interest at the rate of ten percent payable at maturity. The principal amount of this note is convertible into 10,303,070 shares of the Company’s common stock at the noteholder’s option at maturity. There was no movement in this note during the period. This loan has not been currently been re-paid and is technically currently callable by the holder, however, the Company expects the note to be extended.

The loan from Mr. Mahesh Gandhi was assumed as a result of the purchase of PRAMA on April 22, 2019. The loan decreased from $394,211 as of September 30, 2019 to $379,813, a net decrease of $14,398, was comprised of payments of $23,136 and foreign exchange effects of $3,923, offset by accrued interest and taxes of $12,661. The counterparty is Mr. Mahesh Gandhi, a shareholder in PRAMA. This is an informal loan agreement. The loan bears interest at the rate of 15% per annum and is callable on demand. The accrued but not paid interest on this loan included in the balance as of December 31, 2019 amounted to $15,437.

The convertible note to Arna Global LLC matured on March 7, 2019, bore interest at the rate of ten percent and was converted into common stock at the noteholders option. The convertible notes to Messrs. Sachin Mandloi and Deepak Sharma matured on March 8, 2019, bore interest at the rate of ten percent and were converted into common shares at the noteholders’ option.

12. STOCKHOLDERS’ EQUITY

During the nine month period ended December 31, 2019, the Company issued an aggregate of 35,741,724 of common shares these events are described in further detail below.

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

In June 2019, the Company issued 1,571,430 common shares when the warrant holders exercised their warrants and received approximately $15,714 in cash, at an exercise price of $0.01 per warrant.

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

During the quarter ended September 30, 2019 the Company issued and sold 714,286 units comprising one share and warrant to purchase two share of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $500,000 to the Company. The Company issued warrants to acquire approximately 1,428,572 common shares pursuant to the 714,286 units listed above during the quarter ended December 31, 2019. These warrants shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date at an exercise price of $0.01.

On October 21, 2019 the Company issued and sold 535,715 units comprising one share and warrant to purchase two shares of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $375,001 to the Company. The Company issued warrants to acquire approximately 1,071,430 common shares pursuant to the 535,715 units listed above during the quarter ended December 31, 2019. These warrants shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date at an exercise price of $0.01.

On October 27, 2019, the Company issued 4,050,316 common shares when the warrant holders exercised their warrants and received approximately $40,503 in cash, an exercise price of $0.01 per warrant.

Warrants:

The following table is the summary of warrant activities during the period:

Warrants	Number of shares	Weighted average exercise price	Weighted average remaining contractual life in months	Approximate aggregate intrinsic value
Outstanding as of March 31, 2019	1,571,430	$0.01	3.0	$345,000
Issued	4,050,316	$0.01	34.0	$890,000
Exercised	(5,621,746)	$0.01	-	$1,235,000
Expired	-	-	-	-
Outstanding as of December 31, 2019	-	$0.01	32.5	$-

Aggregate intrinsic value represents the difference between the Company’s estimate of the fair value of its common shares and the exercise price of outstanding, in-the-money warrants. The Company is not actively traded on the Over the Counter Market. The fair value of warrants granted during the nine month period ended December 31, 2019 approximated $0.23 per warrant, or an intrinsic value of approximately $0.22 per warrant.

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

Indian taxes

Historically, the Company has not paid Indian income taxes because of taxable losses. For the period April 22, 2019 to December 31, 2019, the Company believes the PRAMA results of operations would not have resulted in an income tax liability, due to the calculation of a pro forma tax loss for the period and the availability of prior period tax losses.

14. COMMITMENTS AND CONTINGENCIES

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. Pursuant to an Application Programming Interface (“API”) agreement, dated October 5, 2015, the Company is required to pay a minimum annual maintenance fee of $7,500 to IRCTC. In the event the agreement is renewed, the amount based on the number of active railway agents that use the Company rail booking services on the Company’s platform will be payable annually. On September 30, 2019 and 2020, the Company renewed its agreement with the IRCTC and paid an annual maintenance fee of $8,600 based on the number of active railway agents it has enrolled to book rail tickets.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by the CEO of the Company on a rent-free basis.

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. On the acquisition of PRAMA, on April 22, 2019, the Company assumed an interest in an arbitration claim. PRAMA made an arbitration claim of approximately $300,000 (21.2 million Indian Rupees) against Ms. Khurana Hotels and Apartments Private Limited in the Civil Court Senior Division of Amritsar, India. The claim is based on the asserted failure of Ms. Khurana Hotels and Apartments Private Limited, as lessor, to comply with the terms of the lease. As of the date of this filing, the arbitration proceedings are on-going. Otherwise, there were no significant commitments or contingencies for PRAMA as of December 31, 2019.

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

	Three months ended December 31, 2019
	eCommerce Aggregator	Hospitality	Intersegment elimination	Consolidated total
Segment results and total assets
Net revenue	$212,524	$2,607,374	$-	$2,819,898

Cost of revenues	(165,498)	(2,208,284)	-	(2,373,782)
Operating expenses	(300,687)	(672,197)		(972,884)
Loss from operations, before other expense, net	(253,661)	(273,107)	$-	(526,768)
Other expense, net	(14,836)	(1,059)	-	(15,895)
Net loss	$(268,497)	$(274,166)	$-	$(542,663)

	Nine months ended December 31, 2019
	eCommerce Aggregator	Hospitality	Intersegment elimination	Consolidated total
Segment results and total assets
Net revenue	$530,837	$6,243,289	$-	$6,774,126

Cost of revenues	(426,533)	(5,427,547)	-	(5,854,080)
Operating expenses	(894,843)	(1,810,102)		(2,704,945)
Loss from operations, before other expense, net	(790,539)	(994,360)	$-	(1,784,899)
Other expense, net	(79,256)	(69,112)	-	(148,368)
Net loss	$(869,795)	$(1,063,472)	$-	$(1,933,267)
Total assets	$4,056,700	$13,886,334	$2,900,127	$20,843,161

During the quarter ended December 31, 2019, the Company derived approximately 92% and 8% of its revenue from its Hospitality and eCommerce Aggregation segments, respectively, compared to 100% of its business from its eCommerce Aggregation segment solely, for the quarter ended December 31, 2018.

During the nine month period ended December 31, 2019, the Company derived approximately 92% and 8% of its revenue from its Hospitality and eCommerce Aggregation segments, respectively, compared to 100% of its business from its eCommerce Aggregation segment solely, for the nine month period ended December 31, 2018.

16. SUBSEQUENT EVENTS

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

The loan with NeoGrowth Credit Private Limited with $22,735 owing as of September 30, 2019 and maturation of March 21, 2020 was repaid in March 2020.

See Note 2 Liquidity and Going concern for a discussion of the Coronavirus pandemic which is a non adjusting post balance sheet event for the three and nine months ended and as of December 31, 2019, financial statements.

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

Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	the material adverse impact of the covid-19 pandemic and the associated governmental restrictions on travel and hospitality and the extent of social distancing and shelter in place behavior conducted by consumers;

•	the safety, efficacy, distribution, cost and availability of covid-19 vaccines and therapeutic and hospital treatments for covid-19 impacting travel and hospitality;

•	the absence of liquidity in capital markets with third parties and or related parties;

•	the adequacy of our financial resources, including our sources of liquidity, including our ability to extend maturities on existing notes, our ability to raise equity capital at the right market terms and our ability to contain and reduce our operating costs; and

•	uncertainty related to our reserves, valuations, provisions and anticipated realization of assets.

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

The Company has historically incurred operating losses and experienced cash outflows from operations and has an accumulated deficit. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions. These trends are expected to continue for the medium term. To the extent that sales of equity securities are not sufficient, the Company expects to curtail or defer discretionary expenses.

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

The Company does not have operations in China and the Coronavirus pandemic did not have any impact on the operations or financial results of the Company for the three and nine month periods ended December 31, 2019. However, the pandemic did have a material adverse effect to the Company’s Indian operations, vendors, customers, lessors and employees’ health, balance sheet, liquidity, statement of operations and future prospects for the period ended March 31, 2020 and onwards. Management is in the process of finalizing its quarterly and annual financial statements as of and for the year ended March 31, 2020 and report the degree and severity of the adverse impact in those financial statements. As of today’s date, management is in the process of implementing various cost reduction efforts to conserve cash and liquidity, including reducing staffing levels and potentially closing certain hotels permanently, but has not reached fixed conclusions.

Without new equity or loan support and reductions in operating expenses, the Company would not be able to support the current operating plan through twelve months after the date the financial statements are issued. No assurance can be given at this time, however, as to whether we will be able to raise new equity or loan support and / or reduce operating expenses. In addition, because these plans have not been finalized, receipt of additional funding is not considered probable. If the Company does not obtain sufficient funds when needed, the Company expects it would reduce its operating expenses and defer vendor payments. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable. Because, neither receipt of future equity or loan support, nor management’s contingency plans to mitigate the risk and extend cash resources through twelve months after the date the financial statements are issued, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. The financial statements for the three and nine months ended December 31, 2019, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Owing to the effects of the pandemic, potential investors and readers of these financial statements should not rely on the consolidated condensed statement of operations, balance sheet, cash flow, equity / deficit and comprehensive loss as being indicative of current trading and or liquidity and balance sheet. Management does expect to record material adverse effects to the statement of operations, balance sheet, comprehensive loss as of and for the periods ended March 31, 2020 but as of the date of filing these financial statements management has not concluded on the adjustments and amounts.

Overview

The Company is an eCommerce aggregator and a hospitality management company. An aggregator model is a form of eCommerce whereby our website, www.tripborn.com aggregates, information on various travel and hospitality vendors and presents them on a single platform, to ease, facilitate, coordinate and effectuate consumer travel and hospitality needs. The Hospitality segment is an Indian based operator of 24 hotel properties in 18 cities with 1,230 keys under 4 brands (Mango Hotels, Mango Suites, Mango Hotels Select, i-Stay Hotels) as of December 31, 2019. Mango Suites Select and Apodis Collection are brands under development. APODIS and IntelliStay function as umbrella brands.

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

The hospitality business is comprised of our 51% equity interest in our subsidiary, PRAMA, which was acquired on April 22, 2019. Our brands strive to highlight friendly service and reflects a local spin on the travel experience in an environment that allows customers to feel welcome and at home while paying a budget price. For the periods included in this discussion our focus was to anticipate guest needs and pleasantly surprise them with our customer service. Under our asset-light business model, we manage hotels, rather than owning them. Currently, due to the covid-19 pandemic, we are seeking to minimize operating costs and manage occupancy to minimize cash flow losses.

eCommerce Aggregator business overview

We have built, advanced and secure, service-oriented technology platforms, that integrate our sales, customer service and fulfillment operations. Our website is hosted in the cloud and is used by our B2B customers or service agents to enable them to sell our full suite of online travel services to their customers. Our technology platforms are scalable and can be augmented to handle increased traffic and complexity of products with limited additional investment, an example of which is the high traffic generated by promotional rates offered simultaneously by multiple travel operators and suppliers. Our website facilitates the requirements of the growing Indian middle-class travel market, which is characterized by lower rates of internet penetration and digital technology, when compared to more developed countries. We have approximately 13,000 registered agents in India as of December 31, 2019.

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

Currently, due to the covid-19 pandemic, we are seeking to minimize operating costs to minimize cash flow losses.

eCommerce Aggregator operating metrics

In evaluating our eCommerce Aggregator business, we use operating metrics, including gross bookings and revenue margin. Gross bookings are a measure of the total dollar volume of transactions that we process and is used by us to measure our scale and growth. We calculate revenue margin as revenue as a percentage of gross bookings.

	Quarter ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Gross Bookings[1]	$23,415,924	$13,873,147	$60,895,156	$54,286,135
Net revenues	$212,524	$127,001	$530,837	$307,224
Revenue Margin[2]	0.9%	0.9%	0.9%	0.6%

1* Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds. Gross bookings differ from the Company’s net revenues, which reflect the revenue earned by the Company.

2* Revenue margin is defined as Net revenues as a percentage of gross bookings.

Gross Bookings increased for the three and nine month period ended December 31, 2019 compared to the comparable periods in 2018 due to increased transaction volume. Net revenues increased for the three and nine month period ended December 31, 2019 compared to the comparable periods in 2018 due to increases in money transfer revenues included in Other revenues and increased transaction volume.

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

CONSOLIDATED RESULTS OF OPERATIONS

Acquisition of PRAMA

The acquisition of PRAMA on April 22, 2019, had a material impact on the results of operations, for the quarter ended December 31, 2019 and the nine month period ended December 31, 2019. Accordingly, the comparable results for the periods ended December 31, 2018 and the nine month period ended December 31, 2018, which do not include PRAMA are not comparable to the results for the quarter ended and nine month period ended December 31, 2019, which do include the results of PRAMA, on a post-close basis. Equally, the PRAMA acquisition had a material impact on the liquidity and capital resources of the Company. The impact of the PRAMA acquisition on the post close results and the balance sheet is shown in the Company’s segmental disclosure. PRAMA’s results, scale and operations are significantly larger than the eCommerce Aggregator segment. Also, the effects of the PRAMA acquisition impacted every significant line item in the statements of operations and balance sheet.

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

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facility

The Company does not maintain a credit or borrowing facility. The Company has $995,665 of cash and cash equivalents as of December 31, 2019 but its current liabilities of $8,057,872, exceeded its current assets of $4,827,061 as of December 31, 2019.

As of December 31, 2019, the Company has loans due to related parties, with Takniki Communications, Inc for $695,000, which had an original maturation of December 31, 2019 but this has been informally extended, and with Mr. Mahesh Ghandi for $379,813 with no formal maturity date. Takniki Communications, Inc is an entity controlled by the Company’s Director, Mr. Sachin Mandloi and Mr. Mahesh Ghandi is a principal shareholder in PRAMA and in the Company. The Company is confident that the loan with Takniki Communications, Inc, could be converted by the loan holder into common shares of the Company or its maturation can be extended. The Company is confident, but has no assurance, that the loan with Mr. Mahesh Ghandi can be settled when the Company has sufficient funds to do so.

The loans with third parties do not include financial covenants or a requirement that the Company maintains certain financial ratios, however the loan of $462,119 as of December 31, 2019 with Small Industries Development Bank of India, whereby the counterparty has the right to convert the loan into equity capital of PRAMA and is secured by: a) A senior secured charge on all moveable assets located at a contract hotel in Ahmedabad, India; b) Pledged deposit of approximately $80,000 (5 million Indian Rupees); c) mortgage of leasehold rights in the lease contract for the contract hotel in Ahmedabad, India; d) Guarantee of Prama Consultancy Services Pvt. Ltd a related party of the Company; and e) the personal guarantees of Messrs. Mahesh Gandhi and Pravin Rathod. The loan has a maturation of December 31, 2021 and bears interest at 15.5% per annum.

The loan with NeoGrowth Credit Private Limited with $10,197 owing as of December 31, 2019, matures March 21, 2020. The loan has an embedded finance charge of 18% interest. The loan was paid off as of March 31, 2020.

As part of the acquisition of PRAMA, the Company assumed an amount owing to Advance Finstock Private Limited, the balance as of December 31, 2019 was $78,782. This is an undocumented informal loan agreement. The informal arrangement incurs interest at 18% per annum. The amounts due were not collateralized and the accumulated interest has not been paid and is included in the loan balance of $78,782.

On November 29, 2019 IHPL, a subsidiary of PRAMA and the Company took out a loan of 2,500,000 Indian Rupees ($35,036) from HDFC Bank Limited. The balance outstanding as of December 31, 2019 was $35,037. The loan is repaid over 36 equal installments of 87,893 Indian Rupees (approximately $1,232) with cumulative payments of interest and principal of 3,164,148 Indian Rupee (approximately $44,344) and is unsecured with maturation on December 6, 2022.

The Company has historically incurred operating losses and experienced cash outflows from operations. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions. These trends are expected to continue for the medium term. The Company continues to raise funds from the sale of equity securities. To the extent that sales of equity securities are not sufficient, the Company expects to curtail or defer discretionary expenses and, or curtail or scale back future acquisitions.

If conditions in the travel and hospitality lodging industry deteriorate, or if disruptions in the capital markets take place as they did in the immediate aftermath of both the 2008 worldwide financial crisis and the events of September 11, 2001, we may be unable to fund operations on a temporary or extended basis. However, we believe our access to capital markets, remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth and acquisition plans, meet debt service, and fulfill other cash requirements. We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our growth and acquisition plans and fund our liquidity needs. Our financial objectives raising new capital, minimizing costs, managing the temporary closure of certain properties due to the Coronavirus pandemic.

Cash and cash equivalents totaled $995,665, as of December 31, 2019, a decrease of $234,347 from March 31, 2019, primarily reflecting $1,473,827 of cash proceeds from the issuance of common stock and exercise of warrants, offset by $971,910 net cash paid during the period for the acquisition of a 51% equity interest in PRAMA, $369,424 cash outflow from operations during the period and $211,112 purchase of fixed assets, offset by other movements.

Our ratio of current assets to current liabilities was approximately 0.6 for both December 31, 2019 and March 31, 2019. During the intervening period we acquired PRAMA on April 22, 2019, however, the acquisition of PRAMA did not adversely impact our current ratio.

We do not own hotel properties, and do not plan to own hotel properties in the future. We also do not plan to invest significantly in property, plant and equipment. Our property, plant and equipment purchases tend to be ancillary in nature to the needs of our Hospitality business segment.

We monitor potential new lease and operating management contracts in the Hospitality business segment. These arrangements typically involve a level of upfront costs, which vary through negotiation with property owners. We may make, selective and opportunistic additions to our properties under management or leases to add units to our lodging business. We do not expect such upfront costs to be significant in the near future.

The current focus of management is to minimize operating expenses and limit cash outflows for the duration of the covid-19 pandemic and associated consumer reluctance to travel and spend until vaccines and therapeutic treatments can abate the health consequences of covid-19. We do not know the estimated duration of the pandemic but do not expect the pandemic to end in the short and medium term for India.

We do not believe a discussion of business segment performance for the three and nine month periods ended December 31, 2019 is meaningful given the current economic and operating environment. The historical results are not representative of current or future results as we address the issues raised by covid-19.

We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities. Our future liquidity needs are largely impacted by the adverse impact of the Coronavirus pandemic on our operations together with legal and professional and sales, general and administrative expenses. There are no assurances that these steps will generate sufficient cash flow from operations or that we will be able to obtain sufficient financing necessary to support our working capital requirements. We can also give no assurance that additional capital financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations or execute our business plan. We expect to continue meeting part of our financing and liquidity needs primarily through related and third party borrowings and access to capital markets.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three and nine month periods as of and ended December 31, 2019, are fairly stated, in all material respects, in accordance with U.S. GAAP. Because of the time needed to implement these steps and test the applicable controls in operation, management does not anticipate that the material weaknesses will be fully remediated by March 31, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 21, 2019 the Company issued and sold 535,715 units comprising one share and warrant to purchase two shares of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $375,001 to the Company. The Company issued warrants to acquire approximately 1,071,430 common shares pursuant to the 535,715 units listed above during the quarter ended December 31, 2019. These warrants shall be exercisable, in whole or in part, during the three-year term commencing from the issuance date at an exercise price of $0.01.

On October 27, 2019, the Company issued 4,050,316 common shares when the warrant holders exercised their warrants and received approximately $40,503 in cash, an exercise price of $0.01 per warrant.

These issuances were made pursuant to the exemptions from registration contained in Regulation D and Regulation S under the Securities Act for sales solely to accredited investors or overseas investors.

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

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

INDEX OF EXHIBITS

Number	Exhibit Description
Exhibit 2.1	SHARE TRANSFER AGREEMENT DATED APRIL 22, 2019 BETWEEN THE COMPANY, PRAMA AND THE SELLERS PARTY THERETO. PREVIOUSLY FILED AS EXHIBIT 2.1 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON APRIL 25, 2019 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 3.1	CERTIFICATE OF INCORPORATION OF THE COMPANY. PREVIOUSLY FILED AS EXHIBIT 3.1 TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 FILED ON APRIL 18, 2016 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 3.2	CERTIFICATE OF AMENDMENT TO THE CERTIFICATE OF INCORPORATION OF THE COMPANY. PREVIOUSLY FILED AS EXHIBIT 3.2 TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 FILED ON APRIL 18, 2016 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 3.3	AMENDED AND RESTATED BYLAWS OF THE COMPANY. PREVIOUSLY FILED AS EXHIBIT 3.3 TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 FILED ON APRIL 18, 2016 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 4.1	DEMAND PROMISSORY NOTE DATED APRIL 22, 2019 BETWEEN THE COMPANY AND ARNA GLOBAL LLC PREVIOUSLY FILED AS EXHIBIT 4.1 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON APRIL 25, 2019 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 4.2	FORM OF CONVERTIBLE NOTES AMENDMENT. PREVIOUSLY FILED AS EXHIBIT 4.2 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K FILED ON APRIL 25, 2019 AND INCORPORATED BY REFERENCE HEREIN.
Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 101.1	THE FOLLOWING FINANCIAL STATEMENTS FROM THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019, FORMATTED IN INLINE XBRL: (I) CONSOLIDATED CONDENSED BALANCE SHEET; (II) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS; (III) CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS; (IV) CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (DEFICIT); (V) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS; AND (VI) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPBORN, INC.

Date: January 29, 2021	By:	/ S / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

