Form 10-K
period 2020-03-31
TripBorn, Inc.
filed 2021-09-20
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-K

_______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate by check mark whether the registrant is a well known season issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).     ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

No market value has been computed based upon the fact that no active trading market existed as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of the registrant’s common shares, $0.0001 par value per share, outstanding on August 31 was 132,932,159.

1

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

COVID-19

COVID-19 has had an unprecedented impact on the travel industry and the Company. As the virus and efforts to contain it spread around the world, demand for Airlines, Railway and travel services have decreased significantly due to series of state wide lock-downs and travel restrictions across India. Our hospitality sector is also impacted and at our hotels occupancy dropped significantly. With COVID-19 we saw sudden, sharp declines in hotel occupancy, extending throughout the period and the current date. We experienced a record decline in our eCommerce Aggregator business and for certain periods closed all of our hotels. COVID-19 continues to constrain recovery and to have a significant negative impact on demand. COVID-19 also resulted in significantly lower new room additions than we had budgeted for 2020 and historically high levels of cancellations by group and other travelers for future periods. As a result, our revenues declined and our losses increased dramatically in 2020 compared to 2019. We continue to take measures to mitigate the negative financial and operational impacts of COVID-19 for our hotel owners and our ecommerce travel ticketing business, and we remain focused on taking care of our customer, guests and associates. We have made significant changes to our business and enhanced our liquidity position, while remaining focused on how to best position ourselves for recovery and for growth over the longer term. At the property level, we implemented plans to help our hotel owners and franchisees reduce their cash outlays and mitigate costs, and we implemented a multi-pronged platform to elevate cleanliness standards and hospitality norms for the health and safety of our guests and associates. At the corporate level, we made significant cuts in general and administrative costs and spending on capital and other investments and are continuing to develop restructuring plans to achieve cost savings specific to each of our company-operated properties. For further information about COVID-19’s impact to our business, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REALIGNMENT OF CONTROL

Effective January 01, 2020, the Company has entered into Realignment of control Agreement with PRAMA for realignment of control of PRAMA and PRAMA businesses. As result of Realignment of Control Agreement with PRAMA whereby the Company no longer has the power to govern the financial and operating policies of PRAMA due to the loss of power to cast its votes at meetings of the Board of Directors other than in tandem with founders and management team of PRAMA; accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of PRAMA. The Company did not receive any consideration in the deconsolidation of PRAMA. The cost of investment in PRAMA was fully impaired as PRAMA has a fair value of $0 as of January 1, 2020, through the current date.

Item 1. Business

Our Services and Products

The Company is an eCommerce aggregator and was a hospitality management company. An aggregator model is a form of eCommerce whereby our website, www.tripborn.com aggregates, information on various travel and hospitality vendors and presents them on a single platform, to ease, facilitate, coordinate and effectuate consumer travel and hospitality needs. The Hospitality segment was an Indian based operator of 24 hotel properties in 18 cities with 1,230 keys under 4 brands (Mango Hotels, Mango Suites, Mango Hotels Select, i-Stay Hotels) but was deconsolidated on January 1, 2020. Mango Suites Select and Apodis Collection are brands under development. APODIS and IntelliStay function as umbrella brands.

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

The hospitality business was comprised of our 51% equity interest in our subsidiary, PRAMA, which was acquired on April 22, 2019, but was deconsolidated on January 1, 2020.

Item 1A. Risk Factors

We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause results to differ materially from those we express in forward-looking statements contained in this Annual Report or in other Company communications. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.

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

COVID-19 Risks

COVID-19 has been and continues to be a complex and evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation; limitations on the size of in-person gatherings; closures of, or occupancy or other operating limitations on, work facilities, lodging facilities, food and beverage establishments, schools, public buildings and businesses; cancellation of events, including sporting events, conferences and meetings; and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The extent to which COVID-19 impacts our business, operations, and financial results will depend on the factors described above and numerous other evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19; the availability and distribution of effective vaccines or treatments; COVID-19’s impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; and how quickly economies, travel activity, and demand for lodging recovers after the pandemic subsides. COVID-19 has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

•	Risks Related to Revenue: COVID-19 has negatively impacted and will in the future negatively impact to an extent we are unable to predict, our revenues from our eCommerce Aggregator and managed and franchised hotels, which are primarily based on hotels’ revenues or profits. In addition, COVID-19 and its impact on global and regional economies, and the hospitality industry in particular, has made it difficult for hotel owners and franchisees to obtain financing on attractive terms, or at all, and increased the probability that hotel owners and franchisees will be unable or unwilling to service, repay or refinance existing indebtedness. This has caused, and may in the future continue to cause, some lenders to declare a default, accelerate the related debt, foreclose on the property or exercise other remedies, and some hotel owners or franchisees to declare bankruptcy. If a significant number of our management or franchise agreements are terminated as a result of bankruptcies, sales or foreclosures, our results of operations could be materially adversely affected. Hotel owners or franchisees in bankruptcy may not have sufficient assets to pay us termination fees or other unpaid fees or reimbursements we are owed under their agreements with us. Even if hotel owners or franchisees do not declare bankruptcy, the significant decline in revenues for most hotels has impacted the timely payment of amounts owed to us by some hotel owners and franchisees and could in the future materially impact the ability or willingness of hotel owners and franchisees to fund working capital or pay us other amounts that we are entitled to on a timely basis or at all, which would adversely affect our liquidity. If a significant number of hotels exit our system as a result of COVID-19, whether as a result of a hotel owner or franchisee bankruptcy, failure to pay amounts owed to us, a negotiated termination, the exercise of contractual termination rights, or otherwise, our revenues and liquidity could be materially adversely affected. COVID-19 has also materially impacted, and could in the future materially impact, other non-hotel related sources of revenues for us, including for example our fees from our co-brand credit card arrangements, which have been and may continue to be affected by COVID-19’s impact on spending patterns of cobrand cardholders and acquisition of new co-brand cardholders. Also, testing our intangible assets or goodwill for impairments due to reduced revenues or cash flows could result in additional charges, which could be material.

•	Risks Related to Leased and Managed Hotels: COVID-19 and its impact on travel has reduced demand at nearly all hotels, including our owned and leased hotels and properties owned by entities in which we have an equity investment. As a result, most of our owned and leased hotels and properties in which we have an investment are not generating revenue sufficient to meet expenses, which is adversely affecting our income and could in the future more significantly adversely affect the value of our owned and leased properties or investments. In addition, we have seen and could continue to see entities in which we have an investment experience challenges securing additional or replacement financing to satisfy maturing indebtedness. As a result of the foregoing, we have recognized, and may in the future be required to recognize, significant non-cash impairment charges to our results of operations.

•	Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, we have taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of our associates and implementing reduced work weeks for other associates, implementing a voluntary transition program for certain associates, eliminating a significant number of above-property and on-property positions, and modifying food and beverage offerings and other services and amenities. Such steps, and further changes we could make in the future to reduce costs for us or our hotel owners or franchisees (including ongoing property-level restructuring plans), may negatively impact guest loyalty, owner preference, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, loss of our personnel may cause us to experience operational challenges that impact guest loyalty, owner preference, and our market share, which could limit our ability to maintain or expand our business and could reduce our profits. Further, reputational damage from, and the financial impact of, position eliminations, furloughs or reduced work weeks could lead associates to depart the Company and could make it harder for us or the managers of our franchised properties to recruit new associates in the future. In addition, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our revenue and market share may suffer as a result. We have received demands or requests from labor unions that represent our associates and may face additional demands, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to operate under our COVID-19 mitigation and recovery plans. COVID-19 could also negatively affect our internal control over financial and other reporting, as many of our personnel have departed the Company as a result of position eliminations, and our remaining personnel are often working from home. In addition, new processes, procedures and controls could be required to respond to changes in our business environment.

•	Risks Related to Expenses: COVID-19 has caused us to incur additional expenses and will continue to cause us to incur additional expenses in the future which are not fully reimbursed or offset by revenues. For example, we have already incurred certain expenses related to furloughs, our voluntary transition program and position eliminations, and we expect additional charges related to our property-level restructuring activities.

•	Risks Related to Growth: Our growth has been, and may continue to be, harmed by COVID-19 and its various impacts as discussed above. Many current and prospective hotel owners and franchisees are finding it difficult or impossible to obtain hotel financing on commercially viable terms. COVID-19 has caused and may continue to cause some projects that are in construction or development to be unable to draw on existing financing commitments or secure additional or replacement financing to complete construction, and additional or replacement financing that is available may be on less favorable terms. COVID-19 has caused and may continue to cause construction delays due to government restrictions and shortages of workers or supplies. As a result, some of the properties in our development pipeline will not enter our system when we anticipated, or at all. We have seen, and may continue to see, opening delays and a decrease in the rate at which new projects enter our pipeline, and we may see an increase in the number of projects that fall out of our pipeline as a result of project cancellations or other factors. These effects on our pipeline have reduced and will continue to reduce our ability to realize fees or realize returns on equity investments from such projects. We expect we could potentially see more existing hotels exit our system as a result of COVID-19, and a significant number of such exits could negatively impact the overall growth of our system and our business prospects.

•	Risks Related to Liquidity: In 2020, our liquidity suffered. We may be required to raise additional capital again in the future to fund our operating expenses and repay maturing debt. In addition, we have seen increases in our cost of borrowing as a result of COVID-19 and such costs may increase even further for a time we are unable to determine. If we are required to raise additional capital, our access to and cost of financing will depend on, among other things, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the hotel industry as a whole. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be further negatively impacted. Accordingly, a downgrade may cause our cost of borrowing to further increase. Additionally, certain of our existing commercial agreements may require us to post or increase collateral in the event of further downgrades. Also, if we are unable to comply with the covenants under our Credit Facility, the lenders under our Credit Facility will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings. COVID-19, and the volatile regional and global economic conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also give rise to, aggravate and impact our ability to allocate resources to mitigate the other risks that we identify below, which in turn could materially adversely affect our business, liquidity, financial condition, and results of operations. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Industry Related Risks

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

From time to time India has experienced instances of civil unrest, terrorism and hostilities among neighboring countries, including Pakistan. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations by disrupting operations and communications and making travel within India more difficult and less desirable. Our industry is particularly sensitive to actual or perceived safety concerns such as these, as well as health-related risks such as COVID-19, influenza A virus (H1N1), avian flu (H5N1 and H7N9) and Severe Acute Respiratory Syndrome or other epidemics or pandemics. Any of these events in or around India could cause the demand for travel-related services to decline. Political or social tensions also could create a greater perception that investments in companies with Indian operations involve a high degree of risk, which could adversely affect the market and price for our common stock. We do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars, which could subject us to significant financial losses. The realization of any of these risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price.

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

India has experienced natural disasters such as earthquakes, tsunamis, floods, landslides and drought in the past few years. All the public transport may get affected by such disaster including Airport, Rails and Bus Services. The extent and severity of these natural disasters determines their impact on the Indian economy. Substantially all of our operations and employees are located in India and our operations may be adversely affected by natural disasters in the future. Furthermore, if any of these natural disasters occur in tourist destinations in India, travel within India could be adversely affected, which could have an adverse impact on our business and financial performance.

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

We conduct substantially all of our business and operations in India. Consequently, government policies and regulations, including tax policies, in India will impact our financial performance and the market price of our common stock. The Government of India has exercised and continues to exercise significant influence over many aspects of the Indian economy. Since 1991, successive Indian governments have generally pursued policies of economic liberalization and financial sector reforms, including by significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers and regulators has remained significant and we cannot assure you that such liberalization policies will continue. The present government has continued to take initiatives that support the economic growth of the country that have been pursued by previous governments. However, there is no assurance that it will be able to generate sufficient cross party support to implement such initiatives. The rate of economic liberalization could change, and specific laws and policies affecting travel service companies, foreign investments, currency exchange rates and other matters affecting investments in India could change as well. A significant change in India’s policy of economic liberalization and deregulation or any social or political uncertainties could adversely affect business and economic conditions in India generally and our business and prospects.

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

Our executive officers and directors, Deepak Sharma and Sachin Mandloi, beneficially control the issued and outstanding shares of our common stock. By virtue of such holdings, they have the ability to exercise significant influence over our company and our affairs and business, including the election of directors, amendments to our charter and bylaws, the approval of a merger or sale of substantially all our assets and the approval of most other actions requiring the approval of our stockholders. The interests of these stockholders may be different from or conflict with the interests of our other stockholders and their influence may result in the delay or prevention of a change of management or control of our company.

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

Prior to acquiring our Indian operating subsidiary we were a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Resales pursuant to Rule 144 promulgated under the Securities Act of the securities of a former shell company, such as us, are not permitted (i) until at least 12 months have elapsed from the April 18, 2016 initial filing of our Registration Statement on Form S-1, which reflected our status as a non shell company and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. As a result, sales may not be made under Rule 144 unless we and the selling stockholders are in compliance with the requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period than a non-former shell company could make an investment in our securities less attractive and could cause the share price of our common stock to decline. Currently our stock is not trading.

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

We may need or desire to raise substantial additional capital in the future. Our future capital requirements will depend on many factors, including, among others:

•	The costs of establishing or acquiring sales, marketing, and distribution capabilities for our services.

•	The extent to which we acquire or invest in businesses, services or technologies and other strategic relationships; and

•	The costs of financing unanticipated working capital requirements and responding to competitive pressures.

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing stockholders, and the holders of those newly issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing stockholders. Additionally, future sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 2,455 square feet of office space for our principal executive officers in Ahmedabad, India. Currently, our president and director, Deepak Sharma leases this space to us at no charge. We have closed the office in Bangalore and lease was cancelled effective from December 31, 2019.

Item 3. Legal Proceedings

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. On the acquisition of PRAMA, on April 22, 2019, the Company assumed an interest in an arbitration claim. PRAMA made an arbitration claim of approximately $300,000 (21.2 million Indian Rupees) against Ms. Khurana Hotels and Apartments Private Limited in the Civil Court Senior Division of Amritsar, India. The claim is based on the asserted failure of Ms. Khurana Hotels and Apartments Private Limited, as lessor, to comply with the terms of the lease. The Company has entered into a Realignment of control agreement with PRAMA and has no obligation with respect to any pending legal proceedings or obligation. Based on the information currently available, management does not believe that the currently pending arbitration will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchaser of Equity Securities

Our common stock is quoted on the OTC Markets OTCQB tier, or OTCQB, of OTC Markets Group, Inc. under the symbol “TRRB.” Owing to the COVID-19 pandemic and the fact our shares are thinly traded, as of March 31, 2020, there was no closing sale price for our common stock as reported on the OTCQB system. Although our common stock is quoted on the OTCQB, there is a limited trading market for our common stock and there have been few trades in our common stock to date. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for our common stock, as reported by OTCQB, since the common stock commenced public trading. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of that date, there were approximately 48 stockholders of record for our common stock. This does not include beneficial owners holding common stock in street name in brokerage accounts. Currently no employee have been granted any Equity from the Employee Stock Option Plan from the company.

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

Unregistered Sales of Equity Securities

During the year ended March 31, 2020, the Company issued an aggregate of 35,741,724 of common shares these events are described in further detail below.

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

For the year ended March 31, 2019 the following share issuances occurred:

On August 21, 2018, we issued consulting advisory shares of an aggregate of 478,560 shares of the Company’s common.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” of this annual report.

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

Introduction

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. See the Non-GAAP Financial Measures section for the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures. Certain columns and rows within the tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers. Discussions throughout this Management Discussion & Analysis (“MD&A”) are based on continuing operations unless otherwise noted. The Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

Beginning in December 2019, China, experienced an outbreak of a highly infectious form of a respiratory infection caused by a novel Coronavirus. The disease caused by the novel Coronavirus was later termed Covid-19. On March 11, 2020 the World Health Organization declared the Coronavirus outbreak a global pandemic. India reported its first Covid-19 infection in the city of Thrissur, in the state of Kerala, India on January 30, 2020 and the first case fatality on March 10, 2020 in the state of Karnataka, India. On March 25, 2020, India’s Prime Minister Narendra Modi announced a 21-day nationwide lockdown in response to the Covid-19 pandemic. To comply with the Indian lockdown, the Company closed all of its hotel operations, which impacts the Hospitality segment. Also as a result of the Indian lockdown, the Indian government temporarily suspended flights, trains and buses which impacts the e-Commerce Aggregator segment. On June 1, 2020, India partially lifted its lockdown, however the Hospitality and e-Commerce Aggregator segments are still materially adversely impacted by Covid-19. As of the date of filing this Annual Report, hotels, flights, trains and buses are operating to varying degrees by region, however the impact of subsequent waves of COVID-19 on India has been material and severe.

The Company does not have operations in China and the Coronavirus pandemic did not have any impact on the operations or financial results of the Company for the period ended March 31, 2020. However, the pandemic did have a material adverse effect to the Company’s Indian operations, vendors, customers, lessors and employees’ health, balance sheet, liquidity, statement of operations and future prospects for the period ended March 31, 2020 and onwards. As of today’s date, management is in the process of implementing various cost reduction efforts to conserve cash and liquidity, including reducing staffing levels and potentially closing certain hotels permanently, but has not reached fixed conclusions.

Without new equity or loan support and reductions in operating expenses, the Company would not be able to support the current operating plan through twelve months after the date the financial statements are issued. No assurance can be given at this time, however, as to whether we will be able to raise new equity or loan support and / or reduce operating expenses. Due to these factors, substantial doubt exists about the Company’s ability to continue as a going concern through twelve months after the date that the financial statements are issued. If the Company does not obtain sufficient funds when needed, the Company expects it would reduce its operating expenses and defer vendor payments. Management is working on the plan for the business restructuring to ensure the liquidity for the operations and has realigned its focus and strategy on the ecommerce business after PRAMA deconsolidation. Management has taken the steps to reduces the losses significantly by cutting the cost and manpower. Management and existing stockholder plan to support the company in its operational expenses and working capital. The financial statements for the period ended March 31, 2020, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Owing to the effects of the pandemic, potential investors and readers of these financial statements should not rely on the consolidated statement of operations, balance sheet, cash flow, equity / deficit and comprehensive loss as being indicative of current trading and or liquidity and balance sheet. Management recorded impairments of goodwill, intangible and fixed assets for the period ended and as of March 31, 2020.

Overview

The Company is an eCommerce aggregator and a hospitality management company. An aggregator model is a form of eCommerce whereby our website, www.tripborn.com aggregates, information on various travel and hospitality vendors and presents them on a single platform, to ease, facilitate, coordinate, and effectuate consumer travel and hospitality needs. The Hospitality segment is an Indian based operator of 24 hotel properties in 18 cities with 1,230 keys under 4 brands (Mango Hotels, Mango Suites, Mango Hotels Select, i-Stay Hotels) as of March 31, 2020. Mango Suites Select and Apodis Collection are brands under development. APODIS and IntelliStay function as umbrella brands.

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

	Year ended March 31,
	2020	2019
Gross Bookings[1]	$77,251,882	$71,860,637
Net revenues	$701,216	$472,052
Revenue Margin[2]	0.9%	0.7%

1* Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds. Gross bookings differ from the Company’s net revenues, which reflect the revenue earned by the Company.

2* Revenue margin is defined as Net revenues as a percentage of gross bookings.

CONSOLIDATED RESULTS OF OPERATIONS

Impact of CIVID-19

The pandemic had a material adverse impact on the Company and the Company is not profitable and is under capitalized. There are substantial doubts over the Company’s ability to continue as a going concern.

Acquisition of PRAMA

The acquisition of PRAMA on April 22, 2019, had a material impact on the results of operations for the year ended March 31, 2020. Accordingly, the results for the year ended March 31, 2019, which did not include the results of PRAMA, are not comparable. Equally, the PRAMA acquisition had a material impact on the liquidity and capital resources of the Company. The impact of the PRAMA acquisition on the post close results and the balance sheet is shown in the Company’s segmental disclosure. PRAMA’s results, scale and operations are significantly larger than the eCommerce Aggregator segment. Also, the effects of the PRAMA acquisition impacted every significant line item in the statements of operations and balance sheet.

The pro forma combined revenues and net loss before income taxes, for the combined entity, as though the acquisition of PRAMA had occurred on April 1, 2018, for the respective periods are shown in Note 1 of our Consolidated Financial Statements. The Company does not believe that presenting pro forma information for PRAMA, over and above what is disclosed in the segmental information above, would be meaningful at this time.

Deconsolidation of PRAMA

The deconsolidation of PRAMA on January 1, 2020, had a material impact on the results of operations for the year ended March 31, 2020. Accordingly, the results for the year ended March 31, 2019, which did not include the results of PRAMA, are not comparable. Equally, the PRAMA deconsolidation had a material impact on the liquidity and capital resources of the Company. The impact of the PRAMA acquisition on the post close results and the balance sheet is shown in the Company’s segmental disclosure. PRAMA’s results, scale and operations are significantly larger than the eCommerce Aggregator segment. Also, the effects of the PRAMA deconsolidation impacted every significant line item in the statements of operations and balance sheet.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Our Credit Facility

The Company does not maintain a credit or borrowing facility. The Company is not profitable and there is substantial doubt over its ability to continue as a going concern. The cash and cash equivalents, current assets, current liabilities, loans to third parties and loans to related parties are disclosed in the consolidated balance sheets and notes to the accounts. The consolidated cash flow statement is disclosed in the financial statements.

The Company has historically incurred operating losses and experienced cash outflows from operations. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions. These trends are expected to continue for the medium term. The Company continues to raise funds from the sale of equity securities. To the extent that sales of equity securities are not sufficient, the Company expects to curtail or defer discretionary expenses and or curtail or scale back future acquisitions.

Owing to COVID-19, we may be unable to fund operations on a temporary or extended basis. We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to survive through COVID-19.

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

We do not believe a discussion of business segment performance for the year ended March 31, 2020 is meaningful given the current economic and operating environment. The historical results are not representative of current or future results as we address the issues raised by covid-19.

There is no obligation for TripBorn to fund the operating losses and cash requirements of PRAMA.

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

The Hospitality segment is impacted by Indian national holidays and festivals which change region by region and tend to be spread throughout the year. Accordingly, the Company did not experience significant seasonality during the year ended March 31, 2020.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this yearly report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this yearly report on Form 10-K, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2020 The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, which includes steps to increase dedicated personnel, improve reporting processes, and enhance related supporting technology.

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

Management believes that despite our material weaknesses set forth above, our financial statements are fairly stated, in all material respects, in accordance with U.S. GAAP. Because of the time needed to implement these steps and test the applicable controls in operation, management does not anticipate that the material weaknesses will be fully remediated by March 31, 2022.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Share-based compensation

See Note 3 of our Consolidated Financial Statements for more information.

New Accounting Standards

See Note 3 of our Consolidated Financial Statements for our adoption of new accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 3 of our Consolidated Financial Statements.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

See Note 3 of our Consolidated Financial Statements.

New Accounting Pronouncements Not Yet Adopted

See Note 3 of our Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TripBorn Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TripBorn, Inc. and Subsidiary (the “Company”) as of March 31, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $8,165,386 and suffered recurring losses from operations and has a net working capital deficiency as of March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. If the company is unable to successfully raise additional capital to satisfy their obligations, there could be a material adverse effect on the company.

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

/s/ Ram Associates

We have served as the Company’s auditor since 2019.

Hamilton, New Jersey

September 10, 2021

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

Philadelphia, Pennsylvania

September 12, 2019

TRIPBORN, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$421,909	$1,230,012
Accounts receivable, and unbilled revenue (net of allowance of $35,191 and $58,507, respectively)	98,960	178,492
Due from related parties	-	14,364
Other current assets	442,264	570,571
Total current assets	963,133	1,993,439
Non current assets:

Intangible assets, net	25,000	362,717
Property and equipment, net	10,056	12,247
Other noncurrent assets	26,366	48,956
TOTAL ASSETS	$1,024,555	$2,417,359

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$295,700	$310,130
Local duties and taxes	21,748	-
Due to related parties	1,602	-
Loans and convertible notes due to related parties	695,000	1,838,157
Interest payable (includes $612,881 and $508,531 due to related parties, respectively)	660,040	536,073
Salaries and benefits (includes $616,082 and $443,858 due to related parties respectively)	616,082	443,858

Other current liabilities	280,395	118,111
Total current liabilities	2,570,567	3,246,329
Long-term liabilities:
Long-term portion of loans and convertible notes	-	250,000

Total current and long-term liabilities	2,570,567	3,496,329
Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Preferred stock $.0001 par value	-	-
Authorized shares: 10,000,000, none issued and none outstanding
Common stock $.0001 par value	13,294	9,720
Authorized shares: 200,000,000
Shares issued and outstanding: 132,932,159 and 97,190,435
Additional paid-in capital	6,585,331	3,227,451
Accumulated deficit	(8,165,386)	(4,355,630)
Accumulated other comprehensive income	20,749	39,489
TOTAL TRIPBORN, INC STOCKHOLDERS’ EQUITY / (DEFICIT)	(1,546,012)	(1,078,970)
Noncontrolling interest in consolidated entity (Note 1)	-	-
Total equity (deficit)	(1,546,012)	(1,078,970)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,024,555	$2,417,359

The accompanying notes are an integral part of these consolidated financial statements.

TRIPBORN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	March 31, 2020	March 31, 2019

NET REVENUES	$6,944,505	$472,052

COST OF REVENUES AND EXPENSES
Cost of revenue	5,990,788	376,207
Selling, general and administrative expenses	2,148,989	951,331
Legal and consulting expenses	413,000	150,733
Impairment on intangibles	207,494
Impairment on investment and goodwill	2,437,143	-
Depreciation and amortization	445,827	134,118
	11,643,241	1,612,389
LOSS FROM OPERATIONS	(4,698,736)	(1,140,337)
Other income, net	120,900	61,465
Interest expense	(335,673)	(189,435)
Interest income	54,926	260
Gain on de-consolidation of PRAMA	277,619	-
LOSS BEFORE INCOME TAXES	(4,580,964)	(1,268,047)
Income tax expense	-	-
NET LOSS	$(4,580,964)	$(1,268,047)

Net loss attributable to noncontrolling interests	$(771,208)	$-
Net loss attributable to TripBorn, Inc.	$(3,809,756)	$(1,268,047)

NET LOSS PER COMMON SHARE
Basic loss per common share attributable to TripBorn, Inc.	$(0.04)	$(0.01)
Diluted loss per common share attributable to TripBorn, Inc.	$(0.04)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic weighted-average number of common shares	122,563,439	96,211,435
Diluted weighted-average number of common shares	122,563,439	96,211,435

The accompanying notes are an integral part of these consolidated financial statements.

TRIPBORN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended
	March 31, 2020	March 31, 2019
Net loss	$(3,809,756)	$(1,268,047)
Net loss attributable to noncontrolling interests	(771,208)	-
Net loss attributable to TripBorn, Inc.	(4,580,964)	$(1,268,047)

Currency translation adjustment	(18,740)	24,952
Currency translation adjustment attributable to noncontrolling interests	(68,338)	-
Currency translation adjustment attributable to TripBorn, Inc	(87,078)	24,952

Comprehensive loss	(3,828,496)	(1,243,095)
Comprehensive loss attributable to noncontrolling interests	(839,546)	-
Comprehensive loss attributable to TripBorn, Inc.	(4,668,042)	(1,243,095)

The accompanying notes are an integral part of these consolidated financial statements.

TRIPBORN, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc deficit	Noncontrolling interests	Total deficit
	(In $ except for number of common stock)

Balance as of March 31, 2018	95,711,874	$9,572	$2,321,818	$14,537	$(3,087,583)	$(741,656)	$-	$(741,656)
Sale of common shares and warrants	1,000,001	100	699,900	-	-	700,000	-	700,00
Issuance of common stock	478,560	48	205,733	-	-	205,781	-	205,781
Currency translation adjustment	-	-	-	24,952	-	24,952	-	24,952
Net loss	-	-	-	-	(1,268,047)	(1,268,047)	-	(1,268,047)
Balance as of March 31, 2019	97,190,435	$9,720	$3,227,451	$39,489	$(4,355,630)	$(1,078,970)	$-	$(1,078,970)

Common stock issued on purchase of subsidiary	2,632,653	263	736,880	-	-	737,143	-	737,143
Common stock and warrants issued for cash consideration	2,025,158	203	1,417,408	-	-	1,417,611	-	1,417,611
Common stock issued on exercise of warrants	5,621,746	562	55,655	-	-	56,217	-	56,217
Common stock issued on conversion of debt	25,462,167	2,546	1,147,937	-	-	1,150,483	-	1,150,483
Noncontrolling interests arising on acquisition of subsidiary	-	-	-	-	-	-	2,053,333	2,053,333
Deconsolidation of non- controlling interest	-	-	-	-	-	-	(1,213,787)	(1,213,787)
Currency translation adjustment	-	-	-	(18,740)	-	(18,740)	(68,338)	(87,078)
Net loss	-	-	-	-	(3,809,756)	(3,809,756)	(771,208)	(4,580,964)
Balance as of March 31, 2020	132,932,159	$13,294	$6,585,331	$20,749	$(8,165,386)	$(1,546,012)	$-	$(1,546,012)

The accompanying notes are an integral part of these consolidated financial statements.

TRIPBORN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31
	2020	2019
Cash flows from operating activities
Net loss	$(4,580,964)	$(1,268,047)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445,827	134,118
Impairment on PRAMA	2,437,143	-
Impairment on definite live intangibles	207,494	-
Gain on deconsolidation of PRAMA	(277,619)	-
Stock based compensation	102,891	77,168
Changes in operating assets and liabilities:
Accounts receivable	(527,802)	(8,058)
Other current assets	(57,182)	110,605
Other non-current assets	43,121	-
Accounts payable	(339,431)	(50,277)
Other current liabilities	2,521,863	366,500
Other non-current liabilities	(586,889)	-
Net cash used in operating activities	(611,548)	(637,991)

Cash flows from investing activities
Net cash paid on acquisition of subsidiary	(971,910)	(250,000)
Other investments	32,506	-
Purchases of fixed assets	(211,112)	(428)
Net cash used in investing activities	(1,150,516)	(250,428)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of warrants	1,473,827	700,000
Change in debt, net	(494,290)	250,000
Net cash used in financing activities	979,537	950,000

Effect of exchange rate changes on cash	(25,576)	13,064

Net change in cash	(808,103)	74,645
Cash
Beginning of the period	1,230,012	1,155,367
End of the period	$421,909	$1,230,012

Non-Cash Disclosure
Issuance of stock for consulting service	$-	$205,781
Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest paid	$191,309	$-
Income taxes	$-	$-
Conversion of debt to common shares	$1,150,483	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Audited Consolidated Financial Statements

March 31, 2020 and 2019

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

The consolidated financial statements include the accounts and transactions of the Company; its subsidiaries, Sunalpha (ownership interest 100% THROUGH ENTIRE PERIOD); PRAMA (ownership interest 51%) FROM THE DATE OF ACQUISITION ON APRIL 22, 2019 THROUGH THE DATE OF DECONSOLIDATION ON JANUARY 1, 2020, Apodis Hotels & Resorts Limited (“AHRL”) (ownership interest approximately 30%, derived from 51%*59.15% FROM THE DATE OF ACQUISITION ON APRIL 22, 2019 THROUGH THE DATE OF DECONSOLIDATION ON JANUARY 1, 2020), IntelliStay Hotels Private Limited (“IHPL”) (ownership interest approximately 26%, derived from 51%*59.15%*86.96% FROM THE DATE OF ACQUISITION ON APRIL 22, 2019 THROUGH THE DATE OF DE-CONSOLIDATION ON JANUARY 1, 2020), Apodis Foods and Brands Private Limited (“AFBL”) (ownership interest approximately 30%, derived from 51%*59.15%*100% FROM THE DATE OF ACQUISITION ON APRIL 22, 2019 THROUGH THE DATE OF DECONSOLIDATION ON JANUARY 1, 2020), non-operating subsidiary Apodis Projects Private Limited (“APPL”) (ownership interest approximately 30% derived from 51%*59.15%*100% FROM THE DATE OF ACQUISITION ON APRIL 22, 2019 THROUGH THE DATE OF DECONSOLIDATION ON JANUARY 1, 2020); and an equity investee, PRAMA Canary Wharf Hotels Private Limited (“PCW”) (ownership interest approximately 15%, derived from 51%*59.15%*50% FROM THE DATE OF SIGNIFICANT INFLUENCE ON ACQUISITION ON APRIL 22, 2019 THROUGH THE DATE OF CESSATION OF SIGNIFICANT INFLUENCE ON JANUARY 1, 2020).

The Company exercises significant influence over PCW, FROM APRIL 22, 2019, THROUGH JANUARY 1, 2020, but did not control the investee and the Company is not the primary beneficiary of the investee’s activities. PCW is accounted for using the equity method FROM APIRL 22, 2019 THROUGH JANUARY 1, 2020. All significant inter-company accounts and transactions are eliminated in consolidation

The Company’s operations are moderately seasonal, with average net revenues normally higher during the Indian summer months and national or regional holidays, than during winter months and non-holiday periods. Also certain of the Company’s managed hotel properties are in remote hillside locations which experience their own distinct weather patterns. As the business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter, or for the full fiscal year.

Acquisition of PRAMA

On April 22, 2019, the Company acquired a 51% equity interest in PRAMA for $2,137,143, consisting of $1,400,000 in cash and the issuance of 2,632,653 shares of common stock of the Company valued at $737,143 or approximately $0.28 per share.

The acquisition of PRAMA was treated as a business combination under U.S. GAAP. During the first quarter, we estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. The preliminary allocation was estimated and also not revised as of and for year ended March 31, 2020.

The following reflects the net cash paid on acquisition of PRAMA in the year ended March 31, 2020:

Fair Value
Cash paid in twelve-month period ended March 31, 2020	$1,150,000
Net cash on opening balance sheet of PRAMA	(178,090)
Net cash paid for 51% interest in PRAMA	$971,910

See segmental reporting for the recognition of revenue and net loss for PRAMA (which comprises the entire Hospitality segment) for the year ended March 31, 2020, related to the acquiree, respectively.

The Company does not believe that pro forma financial information for the year ended March 31, 2020, is meaningful, following the de-recognition of PRAMA on January 1, 2020.

Deconsolidation of PRAMA

In accordance with Share Purchase Agreement that was executed by the Company with PRAMA, the Company was required to contribute approximately USD 1,330,000 equivalent to INR 10,00,00,000/- which was not subscribed by Company due to change in business conditions in India and Company realigning its India and global businesses and their direction and geographies. Hence, On January 01, 2020, it was commercially agreed between Company and PRAMA that for a foreseeable future PRAMA shall continue to be controlled by its founders and management team in India. The Company shall neither have control nor influence over the business and operating decision of PRAMA and/or its subsidiaries companies effective from January 01, 2020. The Company has experienced significant delay to finalize and document realignment of control due to COVID-19 pandemic. The Company has signed the Realignment of Control agreement with PRAMA on August 31, 2020, with effective date of January 1, 2020, for realignment of control of PRAMA and PRAMA businesses.

As a result of Realignment of Control Agreement with PRAMA whereby the Company no longer has the power to govern the financial and operating policies of PRAMA due to the loss of power to cast its votes at meetings of the Board of Directors other than in tandem with founders and management team of PRAMA; accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of PRAMA. The Company did not receive any consideration in the deconsolidation of PRAMA. The cost of investment in PRAMA was fully impaired as PRAMA has a fair value of $0 as of January 1, 2020, through the current date.

The cash and cash equivalents for PRAMA as of January 1, 2020, amounted to $119,730, which comprised the cash outflow on deconsolidation.

The gain on deconsolidation of PRAMA is shown in the Consolidated Statements of Operations.

The net assets over which the Company lost control as of January 1, 2020, amounted to:

Fair Value
Cash and cash equivalents	$119,730
Accounts receivable, net and unbilled revenue	1,170,887
Amounts due from related parties	905,501
Goodwill	936,788
Property and equipment, net	1,638,710
Intangible assets, net	1,887,864
Right to use of assets	9,624,179
Accounts payable	(1,517,567)
Local duties and taxes	(959,338)
Amounts due to related party	(864,853)
Loans and convertible notes due to related parties	(379,813)
Salaries and benefits	(604,834)
Other current liabilities	(831,451)
Loans due within one year with third parties	(235,799)
Long term loans and convertible notes	(350,337)
Operating lease liabilities	(9,509,955)
Other non current liabilities	(596,347)
Net assets de-recognized	$936,167

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

Beginning in December 2019, China, experienced an outbreak of a highly infectious form of a respiratory infection caused by a novel Coronavirus. The disease caused by the novel Coronavirus was later termed Covid-19. On March 11, 2020, the World Health Organization declared the Coronavirus outbreak a global pandemic. India reported its first Covid-19 infection in the city of Thrissur, in the State of Kerala, India on January 30, 2020, and the first case fatality on March 10, 2020, in the state of Karnataka, India. On March 25, 2020, India’s Prime Minister Narendra Modi announced a 21-day nationwide lockdown in response to the Covid-19 pandemic. To comply with the Indian lockdown, the Company closed all of its hotel operations, which impacts the Hospitality segment. Also as a result of the Indian lockdown, the Indian government temporarily suspended flights, trains and buses which impacts the e-Commerce Aggregator segment. On June 1, 2020, India partially lifted its lockdown, however the Hospitality and e-Commerce Aggregator segments are still materially adversely impacted by Covid-19. As of the date of filing this Form 10-K, hotels, flights, trains, and buses are operating to varying degrees by region.

The pandemic did have a material adverse effect to the Company’s Indian operations, vendors, customers, lessors and employees’ health, balance sheet, liquidity, statement of operations and future prospects for the year ended March 31, 2020, and onwards. As of today’s date, management is in the process of implementing various cost reduction efforts to conserve cash and liquidity, including reducing staffing levels and potentially closing certain hotels permanently, but has not reached fixed conclusions.

The Company will require additional capital and may also require additional financing from related or third parties in the event that operations do not generate the expected revenues, or a recurrence of Covid-19 were to cause another suspension of operations. Such additional capital or financing may not be available on favorable terms, or at all. Due to these factors, substantial doubt exists about the Company’s ability to continue as a going concern through twelve months after the date that the financial statements are issued. If the Company does not obtain sufficient funds when needed, the Company expects it would reduce its operating expenses and defer vendor payments, including closure of certain operations and or disposals of assets Management is working on the plan for the business restructuring to ensure the liquidity for the operations and has realigned its focus and strategy on the ecommerce business. Management has taken the steps to reduces the losses significantly by cutting the cost and manpower. Management and existing stockholder plan to support the company in its operational expenses and working capital.

The financial statements for the year ended March 31, 2020, recorded impairments to goodwill, intangible assets, fixed assets to reflect the impact of COVID-19.

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

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company, its wholly owned subsidiary, Sunalpha and its subsidiary, PRAMA which the Company owns a 51% equity interest in. PRAMA was acquired on April 22, 2019 and was deconsolidated on January 1, 2020. Through PRAMA, the Company has an approximate 15% equity interest in PCW, which through December 31, 2019 was accounted for under the equity method, but this was stopped on January 1, 2020 when PRAMA was deconsolidated. The Company does not exercise significant influence over PRAMA and does not account for PRAMA as an equity investee. All significant inter-company accounts and transactions are eliminated in consolidation.

Reclassification

For the fiscal year ending March 31, 2020 certain accounts have been reclassified to conform to the current year's presentation. Such reclassification had no impact on net loss or total assets.

As a result of the acquisition of PRAMA, during the quarter ended June 30, 2019, the Company made a change to its segment reporting structure which resulted in two segments 1) eCommerce Aggregator and 2) Hospitality. As a result, certain prior year amounts have been reclassified to conform to the current year’s presentation, that is they have been classified as relating to the eCommerce Aggregator business. The change in segment structure had no effect on previously reported total net revenues, cost of revenues and other operating expenses, other expenses, net, net loss, basic and fully diluted earnings per share. On January 1, 2020 the Company reverted to a single segment company with the deconsolidation of PRAMA.

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

Our significant estimates include elements of revenue recognition, the application of fair value estimates for the purchase price allocation on the acquisition of PRAMA, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software and income taxes. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in an impairment charge. The Company has recognized an impairment charge for the year ended March 31, 2020.

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

Our significant estimates include elements of revenue recognition, the application of fair value estimates for the purchase price allocation on the acquisition of PRAMA, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software and income taxes. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in an impairment charge. The Company has recognized an impairment charge for the year ended March 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S. and India, which at times may not be covered by, or exceed the coverage limit of the Deposit Insurance and Credit Guarantee Corporation of India. The Company does not believe that this results in significant credit risk. As of March 31, 2020, and March 31, 2019, the cash balance in financial institutions in India was $329,361 and $360,210, respectively.

Receivables and Credit Policies

Accounts receivables are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company does not accrue interest on past due receivables.

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

Goodwill

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics. The reporting units are aligned with our reporting segments. Goodwill is not amortized, but the Company tests goodwill for impairment each year or more frequently should facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with a quantitative assessment. The quantitative assessment involves calculating an estimated fair value of each reporting unit based on projected future cash flows and comparing the estimated fair values of the reporting units to their carrying amounts, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, including goodwill, no impairment is recognized. However, if the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total goodwill balance of the reporting unit. We recorded an impairment charge for the year ended March 31, 2020 on January 1, 2020 when we deconsolidated PRAMA.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method.  We recorded an impairment charge to long-lived assets for the year ended March 31, 2020 on January 1, 2020 when we deconsolidated PRAMA and recognized the effects of the pandemic.

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

On the date of acquisition and deconsolidation, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values and removed at their carrying values. The acquiree's results of operations are also included in our consolidated results as of the date of acquisition. Intangible assets that arise from contractual/legal rights or are capable of being separated are measured and recorded at fair value and amortized over the estimated useful life.

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

Foreign Currency Translation

The functional currency of the Company and the currency of the primary economic environment in which it operates is the Indian Rupee. Monetary assets and liabilities in foreign currencies are re-measured into the functional currency at the rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations.

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

The adoption did not impact our beginning or prior period consolidated balance sheets, statement of equity / (deficit), statement of operations and statement of cash flows.

Under Topic 842, the Company determines if an arrangement is a lease and classifies that lease as either an operating or finance lease at inception. If an arrangement is a lease or contains a lease, we then determine whether the lease meets the criteria of a finance lease or an operating lease. Right-of-use (‘ROU’) assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, only payments that are fixed and determinable at the time of commencement are considered. As the rate implicit in certain of the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments. The right-of-use asset is recognized at the amount of the lease liability with certain adjustments, if applicable. These adjustments include lease incentives, prepaid rent, and initial direct costs. We reassess if an arrangement is or contains a lease upon modification of the arrangement. At the commencement date of a lease, we recognize a lease liability for contractual fixed lease payments and a corresponding right-of-use asset representing our right to use the underlying asset during the lease term. The lease liability is measured initially as the present value of the contractual fixed lease payments during the lease term. The lease term additionally includes renewal periods only if it is reasonably certain that we will exercise the options. Contractual fixed leases payments are discounted at the rate implicit in the lease when readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the options will be exercised.

Operating leases are included in Operating lease right-of-use assets, Other current liabilities, and Operating lease liabilities, due after one year, in our Consolidated Balance Sheets.

Employee Benefits

PRAMA had employee benefit plans in the form of statutory and welfare schemes covering statutorily eligible employees which are accounted for in accordance with ASC 715 Compensation – Retirement benefits.

Gratuity

In accordance with the Indian Payment of Gratuity Act, 1972, PRAMA provided for gratuity, a defined benefit retirement plan (the Gratuity Plan) covering eligible employees. The Gratuity Plan provides a lump-sum payment to vested employees at retirement, death, incapacitation or termination of employment, of an amount based on the respective employee’s salary and the tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. The Gratuity Plan is unfunded. The current service costs for defined benefit plans are accrued in the year to which they relate. Prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of such employees.

Provident

In accordance with Indian law, all eligible employees of the Company, are entitled to receive benefits under the Provident Fund, a defined contribution plan in which both the employee and the Company, contribute monthly at a determined rate (currently twelve percent of contributory wages subject to a maximum cap). These contributions are made to the Government Provident Fund and the Company has no further obligation under Provident Fund, beyond its monthly contributions. The amount contributed for the year ended March 31, 2020 and 2019, amounted to $275,599 and $Nil, respectively.

Vacation

Accruals for Indian statutory vacation pay is determined at the actuarial estimate for the entire unutilized leave balance standing to the credit of the employees at the period end. The amount accrued as of December 31, 2019 and 2018, amounted to $Nil and $Nil, respectively.

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

Equity-method Investments

Through PRAMA, the Company has an approximately 15% equity interest in PCW, a non-trading company formed to develop a potential hotel in Bengaluru, India. The Company exercises significant influence over PCW but does not control the investee and the Company is not the primary beneficiary of the investee’s activities. PCW is accounted for using the equity method through December 31, 2019. On January 1, 2020, when PRAMA was deconsolidated, we stopped recording PCW as an equity investee.

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

Included in Other Non-Current Assets as of March 31, 2020, is $Nil relating to the fair value of equity-method investments and $Nil relating to the fair value of amounts due from equity-method investee. During the period April 22, 2019, through March 31, 2020, the amounts related to PCW were recognized and then de-recognized with no impact on the Consolidated Statement of Operations for the year ended March 31, 2020.

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

4. CUSTOMER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. A significant portion of the Company’s Hospitality revenue has been derived from two customers, which were acquired as part of the PRAMA acquisition on April 22, 2019, and so were not present in the comparable period. For the year ended March 31, 2020, the two largest customers accounted for $2,611,705, and $993,844, in revenue or $3,605,549, in aggregate. There were no significant receivable concentrations as of March 31, 2020. There were no significant revenue and receivable concentrations as of and for the year ended March 31, 2019. Changes in the relationship with these customers could materially and adversely affect the Company’s financial performance and going concern status.

5. EMPLOYEE BENEFITS

With the deconsolidation of PRAMA on December 31, 2019, the Company no longer has significant employee benefit obligations.

The change in benefit obligation of the gratuity and vacation statutory plans are as follows:

	March 31, 2020	March 31, 2019
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$—	$—
Assumed on acquisition on April 22, 2019	153,443	—
Service cost	13,854	—
Interest cost	12,061	—
Benefits paid	(2,607)	—
Deconsolidation on January 1, 2020	(176,751)	—
Projected Benefit Obligation, end of period	$—	$—

The components of net periodic pension costs for the gratuity and vacation statutory plans are as follows:

	Year ended March 31, 2020	Year ended March 31, 2019
Net Periodic Pension Cost
Service cost benefit earned	$13,854	$—
Interest cost on projected benefit obligation	12,061	—
Benefits paid	(2,607)	—
Foreign currency translation effect	—	—
Net Periodic Pension Cost	$23,308	$—

There were no amounts recognized in accumulated other comprehensive income.

The range of assumptions used for benefit obligations and net periodic benefit cost for the period April 22, 2019 through December 31, 2019 are as follows:

Discount rate 7.95 to 8.07% per annum

Rate of compensation increase 6% to 8% per annum

Retirement range of 58 to 65 years.

PRAMA evaluated these assumptions based on its employee demographics, budgets, and industry standards.

6. LEASES

With the deconsolidation of PRAMA on December 31, 2019, the Company no longer has significant operating lease right to use of assets and operating lease liabilities. The amounts de-recognized on January 1, 2020, amounted to:

Operating leases	January 1, 2019
Operating lease right-of-use assets	$9,624,179
Operating lease liabilities, due within one year	$388,767
Operating lease liabilities, due after one year	9,509,955
Total operating lease liabilities	$9,898,722

The components of lease expense during the year ended March 31, 2020 (all recognized through December 31, 2019) is included in the following table:

	Financial statement line item	Year ended March 31, 2020
Amortization of right-of-use assets	Cost of revenue	$269,785
Interest on lease liabilities	Cost of revenue	941,228
Total lease expense		$1,211,013

Lease expense is included in Cost of revenue in our Consolidated Statement of Operation for the year ended March 31, 2020.

Supplemental other information related to leases were as follows:

Weighted Average Remaining Lease Term
Operating leases	14.1	Years
Weighted Average Discount Rate
Operating leases	14.0	%

There are no significant future maturities of lease liabilities as of March 31, 2020.

7. PROPERTY AND EQUIPMENT, NET

Property and Equipment consists of the following as of March 31, 2020 and March 31, 2019, respectively.

	March 31, 2020	March 31, 2019
Furniture, fixtures and fittings	$33,802	$32,247
Leasehold improvements		-
Plant and machinery	-	-
Construction in process	-	-
Total	33,802	32,247
Accumulated depreciation	(23,746)	(20,000)
Fixed assets, net	$10,056	$12,247

Depreciation expense for the year ended March 31, 2020, and 2019 were $188,505 and 3,865, respectively.

The Company deconsolidated PRAMA on January 1, 2020, and impaired Sunalpha property and equipment on the date.

8. INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following as of March 31, 2020, and March 31, 2019, respectively:

	March 31, 2020	March 31, 2019
Software and software access agreement	$880,770	$1,088,264
Customer relationships	-	-
Total	880,770	1,088,264
Accumulated amortization	(855,770)	(725,547)
Intangible assets with definite lives, net	$25,000	$362,717

Amortization expense for the year ended March 31, 2020, and 2019 were $257,322 and $130,283 respectively. The Company deconsolidated PRAMA effective January 1, 2020 and recorded an impairment charge for definite live intangible assets on the same date.

There were no intangible assets with indefinite lives as of March 31, 2020, and March 31, 2019, respectively.

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

The Company wrote off the full amount of intangible assets with indefinite lives in the amount of $458,272 in the year ended March 31, 2020.

9. AMOUNTS DUE TO AND FROM RELATED PARTIES

 Amounts due from related parties

Amounts due from related parties as of December 31, 2019, below, were deconsolidated on January 1, 2020:

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

The above balances were denominated in Indian Rupees, with the translated amounts in U.S. dollars shown above.

During the year, a brought forward balance of $14,364 from March 31, 2019, was collected from Sachin Mandloi, Director of TripBorn and Sunalpha.

Amounts due to related parties

Amounts due to related parties as of December 31, 2019, below, were deconsolidated on January 1, 2020:

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

The above balances were denominated in Indian Rupees, with the translated amounts in U.S. dollars shown above.

There was an amount of $1,602 and $1,691 as of March 31, 2020 and 2019, respectively owed to Sachin Mandloi, Director of TripBorn and Sunalpha.

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

10. LOANS WITH THIRD PARTIES

There were no loans and borrowings with third parties as of March 31, 2020 and 2019, respectively.

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

The loans with Small Industries Development Bank of India, NeoGrowth Credit Private Limited, Advance Finstock Private Limited and HDFC Bank Limited through PRAMA were derecognized on January 1, 2020.

11. LOANS WITH RELATED PARTIES

Loans and borrowings with related parties are discussed below:

	As of
	March 31, 2020	March 31, 2019

Current liabilities:
Convertible note with Takniki Communications, Inc	$695,000	$695,000
Convertible note with Arna Global LLC	-	956,000

Convertible note with Mr. Deepak Sharma	-	150,515
Convertible note with Mr. Sachin Mandloi	-	36,642

	$695,000	$1,838,157

On December 31, 2016, the Company issued a convertible note to Takniki Communications, Inc, an affiliate owned by Sachin Mandloi, our Vice President and a director, totaling $695,000. This note was issued pursuant to a Software Development Agreement dated September 23, 2016, between Takniki Communications, Inc and the Company to finance the upgrade of our Travelcord operating software.  The note has a maturation of December 31, 2019 and bears interest at the rate of ten percent payable at maturity. The Company management plans to extend this convertible note for another three year from its expiry date. The principal amount of this note is convertible into 10,303,070 shares of the Company’s common stock at the noteholder’s option at maturity. There was no movement in this note during the period. This loan was extended informally without a formal agreement.

The loan from Mr. Mahesh Gandhi with PRAMA was derecognized as of January 1, 2020.

The convertible note to Arna Global LLC matured on March 7, 2019, bore interest at the rate of ten percent and was converted into common stock at the noteholders option. The convertible notes to Messrs. Sachin Mandloi and Deepak Sharma matured on March 8, 2019, bore interest at the rate of ten percent and were converted into common shares at the noteholders’ option.

12. STOCKHOLDERS’ EQUITY

During the year ended March 31, 2020, the Company issued an aggregate of 35,741,724 of common shares these events are described in further detail below.

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

For the year ended March 31, 2019 the following share issuances occurred:

On August 21, 2018, we issued consulting advisory shares of an aggregate of 478,560 shares of the Company’s common.

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

Warrants:

The following table is the summary of warrant activities during the year:

Warrants	Number of shares	Weighted average exercise price	Weighted average remaining contractual life in months	Approximate aggregate intrinsic value
Outstanding as of March 31, 2019	1,571,430	$0.01	3.0	$345,000
Issued	4,050,316	$0.01	34.0	$890,000
Exercised	(5,621,746)	$0.01	-	$1,235,000
Expired	-	-	-	-
Outstanding as of March 31, 2020	-	$-	-	$-

Aggregate intrinsic value represents the difference between the Company’s estimate of the fair value of its common shares and the exercise price of outstanding, in-the-money warrants. The Company is not actively traded on the Over the Counter Market. The fair value of warrants granted during the year ended March 31, 2020 approximated $0.23 per warrant, or an intrinsic value of approximately $0.22 per warrant.

13. INCOME TAX

There were no current and deferred income tax provision for the year ended March 31, 2020 and 2019 because the Company has incurred operating losses incurred since inception. A reconciliation of the Company's tax provision for (benefit from) income taxes as computed by applying the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended March 31,
	2020	2019
Tax expense, at U.S. federal statutory Rate	21.00%	21.00%
Foreign jurisdiction income tax	4.75%	4.75%
Valuation allowance	(25.75)%	(25.75)%
	$-	$-

The net deferred income tax asset balance related to the following:

	Year Ended March 31,
	2020	2019
Stock Compensation	$(5,402)	$16,205
Depreciation	1,1,35	585
Amortization	31,126	97,470
Net operating losses	944,570	576,103
Total Deferred tax assets	$971,429	$690,364
Less: Allowance for deferred tax assets	(971,429)	(690,364)
Net deferred tax asset (liability)	$-	$-

US Federal net operating loss carry forwards as of March 31, 2020, is $3,490,635. The net operating losses from January 1, 2018, may be carry forward indefinitely and losses prior to January 1, 2018 expire after 20 years under prior law. Foreign subsidiary net operating loss carry forwards as of March 31, 2020, is $840,433. The net operating losses from March 31, 2020, may be carry forward for indefinitely.

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

Indian taxes

Historically, the Company has not paid Indian income taxes because of taxable losses. For the period April 22, 2019 to March 31, 2020, the Company believes the PRAMA results of operations would not have resulted in an income tax liability, due to the calculation of a pro forma tax loss for the period and the availability of prior period tax losses.

14. COMMITMENTS AND CONTINGENCIES

The Company is the B2B Principal Agent of the Indian Railway Catering and Tourism Corporation, or IRCTC, which is a government entity that allows the Company to offer reservations through Indian Railways’ passenger reservation system on the Company’s webpage. Indian Railways is India’s state-owned railway, which owns and operates most of India’s rail transportation. The Company has integrated its online portal with IRCTC’s to provide a seamless booking process. On September 30, 2020, the Company renewed its agreement with the IRCTC and paid an annual maintenance fee of $15,733 based on the number of active railway agents it has enrolled to book rail tickets.

Through Sunalpha, the Company currently occupies approximately 2,455 square feet of office space owned by the CEO of the Company on a rent-free basis.

15. BUSINESS SEGMENTS

Prior to the acquisition of PRAMA, a hospitality company, the Company was a one segment company and following the deconsolidation, on January 1, 2020, the Company reverted to a one segment company. Following, the acquisition of PRAMA, the Company’s chief operating decision maker changed the information he receives to manage, assess, operate the business and to allocate capital. Accordingly, the Company changed its operating segments to comprise: eCommerce aggregation services and Hospitality, respectively. The Company management reviews and evaluates the operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. The reportable segments reflect the internal organization of the Company and are strategic businesses that offer different products and services. The Company reports financial information and evaluates its operations by revenues. Management, including the chief operating decision maker, reviews operating results solely by revenue and operating results.

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

Summarized financial information concerning each of the Company's reportable segments is as follows:

	Period ended March 31, 2020
	eCommerce Aggregator	Hospitality	Intersegment elimination	Consolidated total
Segment results and total assets
Net revenue	$701,216	$6,243,289	$-	$6,944,505

Cost of revenues	(563,241)	(5,404,204)	-	(5,967,445)
Operating expenses	(3,842,351)	(1,833,445)		(5,675,796)
Loss from operations, before other expense, net	(3,704,376)	(994,359)	$-	(4,698,735)
Other expense, net	(287,931)	(66,092)	-	(354,023)
Net loss	$(3,795,111)	$(1,063,471)	$-	$(4,580,963)
Total assets	$1,024,555	$-	$-	$1,024,555

During the year ended March 31, 2020, the Company derived approximately 90% and 10% of its revenue from its Hospitality and eCommerce Aggregation segments, respectively, compared to 100% of its business from its eCommerce Aggregation segment solely, for the year ended March 31, 2019.

16. SUBSEQUENT EVENTS

None.

17. LEGAL PROCEEDINGS

The Company was party to certain legal proceedings that arise in the ordinary course and are incidental to its business. On the acquisition of PRAMA, on April 22, 2019, the Company assumed an interest in an arbitration claim. PRAMA made an arbitration claim of approximately $300,000 (21.2 million Indian Rupees) against Ms. Khurana Hotels and Apartments Private Limited in the Civil Court Senior Division of Amritsar, India. The claim is based on the asserted failure by PRAMA of Ms. Khurana Hotels and Apartments Private Limited, as lessor, to comply with the terms of the lease. The Company entered into a Realignment of control agreement with PRAMA and has no obligation with respect to any pending legal proceedings or obligation. Based on the information currently available, management does not believe that the currently pending arbitration will have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2020.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	lack of multiple levels of supervision and review.

A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2020:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended March 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In accordance with Share Purchase Agreement that was executed by the Company with PRAMA, the Company was required to contribute approximately USD 1,330,000 equivalent to INR 10,00,00,000/- which was not subscribed by Company due to change in business conditions in India and Company realigning its India and global businesses and their direction and geographies. Hence, On January 01, 2020, it was commercially agreed between Company and PRAMA that for a foreseeable future PRAMA shall continue to be controlled by its founders and management team in India. The Company will shall neither have control nor influence over the business and operating decision of PRAMA and/or its subsidiaries companies effective from January 01, 2020. The Company has experienced significant delay to finalize and document realignment of control due to COVID-19 pandemic. The Company has signed the Realignment of Control agreement with PRAMA on August 31, 2020, to with effective date of January 1, 2020, for realignment of control of PRAMA and PRAMA businesses.

As result of Realignment of Control Agreement with PRAMA whereby the Company no longer has the power to govern the financial and operating policies of PRAMA due to the loss of power to cast its votes at meetings of the Board of Directors other than in tandem with the founders and management team of PRAMA; accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of PRAMA. The Company did not receive any consideration in the deconsolidation of PRAMA. The cost of investment in PRAMA was fully impaired as PRAMA has a fair value of $0 as of January 1, 2020, through the current date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1.       Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position	Year First Elected Director
Deepak Sharma	47	President, Chief Executive Officer and Director	2015
Sachin Mandloi	45	Vice President and Director	2015

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to our principal executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deepak Sharma, President & CEO	2020 2019	$ $75,000	- -	- -	- -	- -	- -	- -	- -
Sachin Mandloi, Vice President	2020 2019	$ $35,743	- -	- -	- -	- -	- -	- -	- -

Director Compensation

Each of our directors is an employee of the Company, and therefore do not receive any additional compensation for services as a director. The compensation that we pay to each of our directors is disclosed in the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table provides information as of fiscal year ended March 31, 2020, concerning beneficial ownership of our common stock known to us to be held by (1) our named executive officers, (2) our directors, (3) our executive officers and directors as a group and (4) each person or entity we know to beneficially own more than five percent of our common stock. The percentages of shares owned shown in the table below are based on 138,649,198 shares which consist of 97,190,435 of our common stock outstanding as of March 31, 2020 and 41,458,763 of future conversion shares. According to SEC rules, a person is the “beneficial owner” of securities if he, she or it has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned

Named Executive Officers and Directors:

Deepak Sharma* President and CEO	60,340,900	43.52%

Sachin Mandloi* Vice President and Director	46,852,907	33.79%

*ARNA GLOBAL LLC own shares in Tripborn Inc. through features associated with convertible debt. Deepak Sharma is beneficial owner of the ARNA GLOBAL LLC.

* TAKNIKI COMMMUNICATION own shares in Tripborn Inc. through features associated with convertible debt. Sachin Mandloi is beneficial owner of the TAKNIKI COMMMUNICATION.

Equity Compensation Plan Information

The following table set forth certain information, as of March 31, 2020, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended March 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Principal accountant fees for the audits were:

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees	$110,092	$63,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$110,092	$63,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. See Index to Financial Statements Included in Item 8 of Part II of this report.

(b)	Financial Statement Schedules. None.

(c)	Exhibits. See Index to Exhibits contained in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPBORN, INC.

Date: September 12, 2021	By:	/ S / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President & Chief Executive Officer

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

