Form 10-Q
period 2020-06-30
TripBorn, Inc.
filed 2021-10-01
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-Q

_______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-210821

_________________________________

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

The number of the registrant’s common shares, $0.0001 par value per share, outstanding on September 30, 2021 was 132,932,159.

1

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIPBORN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2020	2020
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$600,465	$421,909
Accounts receivable, net, and unbilled revenue	44.557	98,960
Due from related parties	-	-
Other current assets	280,188	442,264
Total current assets	925,210	963,133
Non current assets:
Intangible assets, net	21,462	25,000
Property and equipment, net	11,235	10,056
Other noncurrent assets	26,300	26,366
TOTAL ASSETS	$984,207	$1,024,555

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$406,381	$295,700
Local duties and taxes	6,694	21,748
Due to related parties	1,598	1,602
Loans and convertible notes due to related parties	695,000	695,000
Interest payable (includes $560,390 and $508,531 due to related parties, respectively)	677,536	660,040
Salaries and benefits	631,776	616,082
Other current liabilities	219,558	280,395
Loans due within one year with third parties	10,417	-
Total current liabilities	2,648,959	2,570,567

Long term liabilities:
Long term portion of operating lease liabilities	-	-
Long term loans and convertible notes	-	-
Other non-current liabilities	47,000	-
Total current and long-term liabilities	2,695,959	2,570,567
Commitments and contingencies (Note 13)

Preferred stock $.0001 par value	-	-
Authorized shares: 10,000,000, none issued and none outstanding
Common stock $.0001 par value	13,294	13,294
Authorized shares: 200,000,000
Shares issued and outstanding: 132,932,159 and 132,932,159
Additional paid in capital	6,585,331	6,585,331
Accumulated deficit	(8,329,272)	(8,165,386)
Accumulated other comprehensive income	18,893	20,749
TOTAL TRIPBORN, INC STOCKHOLDERS’ EQUITY / (DEFICIT)	(1,711,754)	(1,546,012)
Noncontrolling interest in consolidated entity (Note 1)	-	-
Total equity (deficit)	(1,711,754)	(1,546,012)
TOTAL LIABILITIES AND DEFICIT	$984,205	$1,024,555

See accompanying notes to condensed consolidated financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,	Three months ended June 30,
	2020	2019
Net revenues	$43,593	$1,825,858

Cost of revenue and expenses
Cost of revenue	29,185	1,432,305
Selling, general, and administrative expenses	82,093	597,428
Legal and consulting expenses	74,703	106,067
Depreciation and amortization	4,423	134,334
	190,404	2,270,134

Loss from operations	(146,811)	(444,276)
Other income (expense)
Other income	1,549	30,983
Interest income	124	6,204
Interest expense	(18,748)	(155,666)
Total other expense	$(17,075)	$(118,479)

Loss before income taxes	(163,886)	(562,755)
Income taxes	-	-

Net loss	$(163,886)	$(562,755)
Net loss attributable to noncontrolling interests	$-	$(135,491)
Net loss attributable to TripBorn, Inc	$(163,886)	$(427,264)
Net loss per common share:
Basic loss per common share attributable to TripBorn, Inc.	$(0.00)	$(0.00)
Diluted loss per common share attributable to TripBorn, Inc.	$(0.00)	$(0.00)

Weighted-average common shares outstanding:
Basic weighted-average number of shares	132,932,159	97,605,456
Diluted weighted-average number of shares	132,932,159	97,605,456

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,	Three months ended June 30,
	2020	2019
Net loss	$(163,886)	$(562,755)

Less net loss attributable to noncontrolling interests	-	(135,491)

Net loss attributable to TripBorn, Inc	(163,886)	(427,264)

Currency translation adjustment	(1,856)	37,239
Currency translation adjustment attributable to noncontrolling interests	-	(21,141)
Currency translation adjustment attributable to TripBorn, Inc	$(1,856)	$(16,098)

Comprehensive loss	(165,742)	(525,516)
Less comprehensive loss attributable to noncontrolling interests	-	(114,350)

Comprehensive loss attributable to TripBorn, Inc	$(165,742)	$(411,166)

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY (DEFICIT)

(UNAUDITED)

	For the three months ended June 30, 2020
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
	(In $ except for number of common stock)

Balance as of March 31, 2020	132,932,159	$13,294	$6,585,331	$20,749	$(8,165,386)	$(1,546,012)	$-	$(1,546,012)
Other comprehensive income (loss) and exchange differences	-	-	-	(1,856)	-	(1,856)	-	(1,856)
Net loss	-	-	-	-	(163,886)	(163,886)	-	(163,886)
Balance as of June 30, 2020	132,932,159	$13,294	$6,585,331	$18,893	$(8,329,272)	$(1,711,754)	$-	$(1,711,752)

	For the three months ended June 30, 2019
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
	(In $ except for number of common stock)

Balance as of March 31, 2019	97,190,435	$9,719	$3,227,452	$39,489	$(4,355,630)	$(1,078,970)	$-	$(1,078,970)
Common stock issued on purchase of subsidiary	2,632,653	263	736,880	-	-	737,143	-	737,143
Common stock and warrants issued for cash consideration	775,157	78	542,532	-	-	542,610	-	542,610
Common stock issued on exercise of warrants	1,571,430	157	15,557	-	-	15,714	-	15,714
Common stock issued on conversion of debt	25,462,167	2,546	1,147,937	-	-	1,150,483	-	1,150,483
Noncontrolling interests arising on acquisition of subsidiary	-	-	-	-	-	-	2,053,333	2,053,333
Currency translation adjustment	-	-	-	16,098	-	16,098	21,141	37,239
Net loss	-	-	-	-	(427,264)	(427,264)	(135,491)	(562,755)
Balance as of June 30, 2019	127,631,842	$12,763	$5,670,358	$55,587	$(4,782,894)	$955,814	$1,938,983	$2,894,797

See accompanying notes to condensed consolidated financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30
	2020	2019
Cash flows from operating activities
Net loss	$(163,886)	$(562,755)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,423	134,334
Stock based compensation	25,723	25,723

Changes in operating assets and liabilities:
Accounts receivable	54,403	(480,294)
Other current assets	136,354	(111,934)
Accounts payable	110,683	(58,634)
Other current liabilities	(42,706)	1,199,970
Other non-current liabilities	-	(257,475)

Net cash provided by operating activities	124,994	112,803)
Cash flows from investing activities
Net cash paid on acquisition of subsidiary	-	(507,093)
Purchases of fixed assets	(2,065)	(51,865)
Net cash used in investing activities	-	(558,958)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of warrants	-	558,325
Proceeds from PPP loan and SBAD loans	57,417	-
Repayment of convertible notes	-	(9,730)
Net cash provided by financing activities	57,417	548,595
Effect of exchange rates changes on cash	(1,790)	26,450
Net change in cash	178,556	128,890
Cash
Beginning of the period	421,909	1,230,012
End of the period	$600,465	$1,358,902

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest paid	$-	$92,586

See accompanying notes to unaudited condensed consolidated financial statements (unaudited).

Notes to Consolidated Condensed Financial Statements

June 30, 2020

(UNAUDITED)

1. DESCRIPTION OF BUSINESS

Overview

TripBorn, Inc. (“TripBorn” or the “Company”) is an Financial technology and eCommerce aggregator company. An aggregator model is a form of eCommerce whereby our website, www.tripborn.com aggregates information from various travel and hospitality vendors and presents them to users on a single platform, to ease, facilitate, coordinate, and effectuate consumer travel and hospitality needs. Our eCommerce Aggregator business segment operates through Sunalpha Green Technologies Private Limited (“Sunalpha”), a wholly owned subsidiary which operates out of India, primarily providing services to small business or agents.

The unaudited consolidated financial statements include the accounts and transactions of the Company; its wholly owned subsidiary, Sunalpha; All significant inter-company accounts and transactions are eliminated in consolidation.

Acquisitions & Deconsolidation of PRAMA

On April 22, 2019, the Company acquired a 51% equity interest in PRAMA for $2,137,143, consisting of $1,400,000 in cash and the issuance of 2,632,653 shares of common stock of the Company valued at $737,143 or approximately $0.28 per share. The acquisition of PRAMA was treated as a business combination under U.S. GAAP. During the first quarter of year 2019. In accordance with Share Purchase Agreement that was executed by the Company with PRAMA, the Company was required to contribute approximately USD 1,330,000 equivalent to INR 10,00,00,000/- which was not subscribed by Company due to change in business conditions in India and Company realigning its India and global businesses and their direction and geographies.

Hence, On January 01, 2020, it was commercially agreed between Company and PRAMA that for a foreseeable future PRAMA shall continue to be controlled by its founders and management team in India. The Company shall neither have control nor influence over the business and operating decision of PRAMA and/or its subsidiaries companies effective from January 01, 2020. The Company has experienced significant delay to finalize and document realignment of control due to COVID-19 pandemic. The Company has signed the Realignment of Control agreement with PRAMA on August 31, 2021, with effective date of January 1, 2020, for realignment of control of PRAMA and PRAMA businesses.

As a result of Realignment of Control Agreement with PRAMA whereby the Company no longer has the power to govern the financial and operating policies of PRAMA due to the loss of power to cast its votes at meetings of the Board of Directors other than in tandem with founders and management team of PRAMA; accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of PRAMA. The Company did not receive any consideration in the deconsolidation of PRAMA. The cost of investment in PRAMA was fully impaired as PRAMA has a fair value of $0 as of January 1, 2020.

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

The Company has incurred net losses from operations since inception. The net loss for the quarter ended June 30, 2020, was $163,886 and the accumulated deficit was $8,329,272 as of June 30, 2020. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity.

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

The accompanying condensed consolidated balance sheet as of March 31, 2020, was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Form 10-K for the year ended March 31, 2020.

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

Our significant estimates include elements of revenue recognition, the application of fair value estimates for the purchase price allocation on the acquisition of PRAMA, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software and income taxes. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in an impairment charge. The Company has not recognized an impairment charge for the quarter ended June 30, 2020.

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

The following is a description of the Company’s principal activities, from which the Company generates its revenue.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S. and India, which at times may not be covered by, or exceed the coverage limit of the Deposit Insurance and Credit Guarantee Corporation of India. The Company does not believe that this results in significant credit risk. As of June 30, 2020, and 2019, the cash balance in financial institutions in India was $467,135 and $859,189, respectively.

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

The Company performs periodic analyses of each customer’s outstanding accounts receivable balance and assesses, on an account-by-account basis, whether the allowance for doubtful accounts needs to be adjusted based on currently available evidence such as historical collection experience, current economic trends, and changes in customer payment terms. In accordance with the Company’s policy, if collection efforts have been pursued and all reasonable and contractually available avenues for collections exhausted, accounts receivable would be written off as uncollectible.

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

Promotion and Advertising Expense

We incur advertising expense consisting of offline costs, including newspaper and media advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., newspaper, short message service (“SMS”) or email campaign) as incurred each time the advertisement or promotion is performed. Promotion and Advertising expense was $0 for the quarter ended June 30, 2020, compared to $84,906 for the quarter ended June 30, 2019. This increase in Promotion and Advertising expenses is due to the acquisition of PRAMA.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options over the instruments vesting period. Options awarded to purchase shares of common stock issued to non-employees do not need to be remeasured as per ASU 2018-07 principles. During the quarter ended June 30, 2020, and June 30, 2019, $0 and $25,723 was recognized in legal and consulting expenses in the Consolidated Condensed Statements of Operations, respectively, as a result of an agreement for consulting services.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

On April 1, 2019, the Company adopted ASU No. 2016-2, Leases (Topic 842) (ASU 2016-2), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional, optional transition method with which to adopt the new leases standard. This additional transition method allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than in the earliest period presented in the financial statements, as originally required by ASU 2016-2.

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

4. PROPERTY AND EQUIPMENT, NET

Property and Equipment consists of the following as of June 30 and March 31, 2020.

	June 30, 2020	March 31, 2020
Furniture, fixtures and fittings	$35,866	$33,802
Leasehold improvements	-	-
Plant and machinery	-	-
Construction in process	-	-
Total	35,866	33,802
Accumulated depreciation	(24,631)	(23,746)
Fixed assets, net	$11,235	$10,056

Depreciation expense for the quarters ended June 30, 2020, and June 30, 2019 was $885 and $57,822 respectively.

5. INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following as of June 30 and March 31, 2020:

	June 30, 2020	March 31, 2020
Software and software access agreement	$880,770	$880,770
Customer relationships	-	-
Total	880,770	880,770
Accumulated amortization	(859,308)	(855,770)
Intangible assets with definite lives, net	$21,462	$25,000

Amortization expense for the quarters ended June 30, 2020, and June 30, 2019, was $3,538 and $76,483 respectively. The Company has no impairment charge for definite lived intangible assets for the quarter ended June 30, 2020.

6. AMOUNTS DUE TO AND FROM RELATED PARTIES

The amounts due to related party balance from the consolidated balance sheet of 1,598 as of June 30, 2020.

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

7. LOANS WITH THIRD PARTIES

The Company has received SBA disaster loan of $47,000 on May 27, 2020, which is payable after 2 years.

Economic Injury Disaster Loan

The Company received a federal Economic Injury Disaster Loan (‘EIDL’) from the SBA in May 2020, of $10,417, which is a grant and qualifies for full forgiveness and in May 2020, of $47,000 which is a loan for a period of 30 years. Interest has been accrued at 3.75% p.a. on the $47,000 of EIDL. The first installment of the loan is due in March 2022.

Interest of $217.66, accrued for the period ended June 30, 2020, is shown under current portion of long-term loan.

Loan payable as on December 31,

Years	Amount
2021	$0
2022	2612
2023	2612
2024	2612
2025	2612
And thereafter	36,552
Total loan payable	47,000

8. LOANS WITH RELATED PARTIES

Loans and borrowings with related parties are discussed below:

	As of
	June 30, 2020	March 31, 2020
Current liabilities:
Convertible note with Takniki Communications, Inc	$695,000	$695,000
	$695,000	$695,000

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

9. INCOME TAX

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

10. EARNINGS AND LOSS PER SHARE

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

The Company has outstanding convertible debt of $695,000 which converts into 10,660,213 of the Company’s common stock, which may cause diluted earnings per share. Since the Company has only incurred losses, basic and diluted loss per share is the same as potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

The Company has not issued any shares or warrants during quarter ended June 30, 2020.

	Quarter Ended
	June 30, 2020	June 30, 2019
Basic net loss per share:
Net loss attributable to TripBorn, Inc.	$(163,886)	$(364,039)
Weighted average common shares outstanding	132,932,159	97,605,456
Basic net loss per share attributable to TripBorn Inc. common stockholders	$(0.00)	$(0.00)

Due to net loss, the shares of common stock underlying the convertible notes were not included in the calculation of diluted net loss per share, as they would have had an antidilutive effect.

11. COMMITMENTS AND CONTINGENCIES

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

12. BUSINESS SEGMENTS

Prior to deconsolidation of PRAMA, a hospitality company, the Company was two segment company. Following, the deconsolidation of PRAMA business, the Company’s chief operating decision maker changed the information he receives to manage, assess, operate the business and to allocate capital. Accordingly, the Company changed its operating segments to comprise only eCommerce aggregation services.

The Company management currently do not separate its business in any operating segments and all net revenues are derived from transactions with third party customers, there are no inter-segment revenues. All of the net revenue is derived from operations in India, substantially all of the expenses are borne in India, with certain expenses borne in the US.

The Company measures segment performance based on loss from continuing operations. Summarized financial information concerning each of the Company's reportable segments is as follows:

	Three months ended June 30, 2020
	eCommerce Aggregator	Hospitality	Intersegment elimination	Consolidated total
Segment results and total assets
Net revenue	$43,593	$-	$-	$43,593

Cost of revenues	(29,185)	-	-	(29,185)
Operating expenses	(161,219)	-	-	(161,219)
Loss from operations, before other expense, net	(146,811)	-	$-	(146,811)
Other expense, net	(17,075)	-	-	(17,075)
Net loss	$(163,886)	$-	$-	$(163,886)
Total assets	$984,207	$-	$-	$984,207

During the quarter ended June 30, 2020, the Company derived 100% of its revenue from eCommerce Aggregation compared to 93% and 7% of its revenue from its Hospitality and eCommerce Aggregation segments, respectively, for the quarter ended June 30, 2019.

13. SUBSEQUENT EVENTS

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

Overview

The Company is an eCommerce aggregator. An aggregator model is a form of eCommerce whereby our website, www.tripborn.com aggregates, information on various travel and hospitality vendors and presents them on a single platform, to ease, facilitate, coordinate and effectuate consumer travel and hospitality needs. The eCommerce aggregator business functions as a Last Mile Commerce and Connectivity aggregator that delivers product and services to offline consumers using a service agent network in India through our website. Currently, we operate as a business to business, or B2B, Last Mile Commerce platform that serves business agents and companies based in India in providing travel and financial services products for their offline customers. Through our website, our business or travel agents can search and book domestic and international air tickets, hotels, vacation packages, rail tickets and bus tickets, as well as ancillary travel-related services and financial services including money transfer bill payment, and Micro ATM products. The eCommerce Aggregator segment operates through Sunalpha Green Technologies Private Limited (“Sunalpha”), a wholly owned subsidiary. We have built, advanced and secure, service-oriented technology platforms, that integrate our sales, customer service and fulfillment operations. Our website is hosted in the cloud and is used by our B2B customers or service agents to enable them to sell our full suite of online travel services to their customers. Our technology platforms are scalable and can be augmented to handle increased traffic and complexity of products with limited additional investment, an example of which is the high traffic generated by promotional rates offered simultaneously by multiple travel operators and suppliers. Our website facilitates the requirements of the growing Indian middle-class travel market, which is characterized by lower rates of internet penetration and digital technology, when compared to more developed countries.

The e-Commerce aggregator businesses have been materially impacted by the covid-19 pandemic. Future operations are expected to be radically different than the conditions existing as of June 30, 2020.

eCommerce Aggregator operating metrics

In evaluating our eCommerce Aggregator business, we use operating metrics, including gross bookings and revenue margin. Gross bookings are a measure of the total dollar volume of transactions that we process and is used by us to measure our scale and growth. We calculate revenue margin as revenue as a percentage of gross bookings.

	Quarter ended June 30
	2020	2019

Gross Bookings1*	$4,825,444	$15,042,550
Net revenues	$43,593	$132,120
Gross Bookings Margin2*	0.90%	0.88%

1* Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds. Gross bookings differ from the Company’s net revenues, which reflect the revenue earned by the Company.

2* Gross bookings margin is defined as net revenues as a percentage of gross bookings.

The decrease in gross bookings is driven primarily by COVID-19 pandemic travel restriction and unavailability of services.

OUR STRATEGY

We believe that COVID-19 has impacted our business and our industry significantly, we continue to monitor the situation of COVID-19 pandemic and its impact on our business. Our objective is to continue to focus on reduction of cost, business re-structuring for the emerging opportunities and capture this growth through the following strategic initiatives:

•	Build Technology to offer payment and digital service. We plan to build technologies to support other value driven services to increase captive demand, utilizing our last-mile-distribution network, by adopting new technologies, and a deep customer focus to create stronger brand loyalty and customer engagement experience. Our objective is to enable more users to be seamlessly connected to our platform with the latest technology methods which include direct connects, channel managers and direct integrations with various aggregators. We believe that we can increase our total number of transactions as internet penetration in India increases, by strengthening our distribution network, cross selling other products and digital payment services.

•	Expand our service and product portfolio to enhance cross-selling opportunities. We believe that expanding our service and product offerings (i.e. Money transfer and Payment services) is an important means of customer acquisition as the diversity of our services and products will improve our offerings to customers, attract more customers to our platform and which allow us to cross sell higher-margin service;
•	Enhance our service platforms by investing in technology. We intend to continue to invest in technology to enhance the features of our services and alignment of our platform and technology assets with business objectives which can improve visibility into business operation and profitability, ensure transparency for optimal service delivery, reducing cost, offer new services to customers, and to create efficiency across our businesses by enabling control of every transactions; and
•	Pursue selective strategic partnerships and acquisitions. In addition to organic growth, we will pursue strategic partnerships and targeted acquisitions that complement our service offerings, strengthen or establish our presence, or to gain access to technology and building brands.

CONSOLIDATED RESULTS OF OPERATIONS

Impact of CIVID-19

The pandemic had a material adverse impact on the Company and the Company is not profitable and is undercapitalized. There are substantial doubts over the Company’s ability to continue as a going concern.

Acquisition and Deconsolidation of PRAMA

The acquisition of PRAMA on April 22, 2019, had a material impact on the results of operations for the year ended March 31, 2020. Accordingly, the results for the year ended March 31, 2020, which included the results of PRAMA until December 31, 2019. The deconsolidation of PRAMA on January 1, 2020, had a material impact on the results of operations for the year ended March 31, 2020. Accordingly, the results for the year ended September 30, 2020, which did not include the results of PRAMA, are not comparable. Equally, the PRAMA deconsolidation had a material impact on the liquidity and capital resources of the Company. The impact of the PRAMA acquisition on the post close results and the balance sheet is shown in the Company’s segmental disclosure. PRAMA’s results, scale and operations are significantly larger than the eCommerce Aggregator segment. Also, the effects of the PRAMA deconsolidation impacted every significant line item in the statements of operations and balance sheet.

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

The Company has incurred net losses from operations since inception. The net loss for the quarter ended June 30, 2020, was $163,886 and the accumulated deficit was $8,329,271 as of June 30, 2020. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity.

Cash and cash equivalents totaled $600,465, as of June 30, 2020, a increase of $178,556 from March 31, 2020, primarily reflecting reduction in the accounts receivable and current assets.

Our ratio of current assets to current liabilities was approximately 0.35 and 0.37, respectively for both June 30, 2020, and March 31, 2020. Our current ratio as of present is substantially different from historical results due to the impact of the covid-19 pandemic.

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

We do not believe a discussion of business segment performance for the period ended June 30, 2020, is meaningful given the current economic and operating environment. The historical results are not representative of current or future results as we address the issues raised by covid-19.

We will require additional capital to continue to fund our operations and will look to raise funds through public and private offerings of our securities. Our future liquidity needs are largely impacted by the adverse impact of the Coronavirus pandemic on our operations together with legal and professional and sales, general and administrative expenses. There are no assurances that these steps will generate sufficient cash flow from operations or that we will be able to obtain sufficient financing necessary to support our working capital requirements. We can also give no assurance that additional capital financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations or execute our business plan. We expect to continue meeting part of our financing and liquidity needs primarily through related and third-party borrowings and access to capital markets.

	Quarter ended June 30,	Quarter ended June 30,
	2020	2019
Net revenues	$43,593	$1,825,858

Cost of revenues and expenses	(190,404)	(2,270,134)

Loss from operations	(146,811)	(444,276)

Other expenses, net	(17,075)	(118,479)

Net loss	$(163,886)	$(562,755)

Net loss attributable to noncontrolling interests	$-	$(135,491
Net loss attributable to TripBorn, Inc.	$(163,886)	$(427,264)

Net Revenues

Net revenues decreased by $1,782,265 due to deconsolidation of PRAMA business for the period June 30, 2020. The company net revenue for the period ended June 30, 2020, and June 30, 2019, is $43,593 and $1,825,858 respectively. The company earned all its revenue from eCommerce Aggregation business for the period ended June 30, 2020, compared to eCommerce and Hospitality segment for the period ended June 30, 2019.

Cost of Revenues and Other Operating Expenses

Cost of revenues and Other operating expenses decreased by $2,079,730 due to deconsolidation of PRAMA business for the period June 30, 2020. The company cost of revenue and expenses for the period ended June 30, 2020, and June 30, 2019, is $190,404 and $2,270,134 respectively. The cost of revenues and expenses included from eCommerce Aggregation business for the period ended June 30, 2020, compared to eCommerce and Hospitality segment for the period ended June 30, 2019.

Loss from Operations

Loss from operations decreased by $297,465 due to deconsolidation of PRAMA business for the period June 30, 2020.

The loss from operations for the period ended June 30, 2020, and June 30, 2019, is $146,811 and $444,276. The loss from operations included from eCommerce Aggregation business for the period ended June 30, 2020, compared to eCommerce and Hospitality segment for the period ended June 30, 2019.

Other Expenses, Net

Other expenses, net decreased by $101,404 due to deconsolidation of PRAMA business for the period June 30, 2020. The other expenses for the period ended June 30, 2020, and June 30, 2019, is $17,075 and $398,869.

Net Loss

Net loss decreased by $398,869 due to deconsolidation of PRAMA business for the period June 30, 2020. The Net loss for the period ended June 30, 2020, and June 30, 2019, is $163,886 and $562,755.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had $600,465 in cash and cash equivalents, compared to $421,909 as of March 31, 2020. The increase in cash and cash equivalents was primarily driven by deconsolidation or PRAMA business. As of June 30, 2030, the Company had stockholders’ deficit of $1,711,751, compared to a stockholders’ deficit of $1,546,010 as of March 31, 2020. The change of $165,741 is due to operation losses for the period ended June 30, 2020. The Company was not able to raise equity in the period post June 30, 2020, to fund working capital, general and administration expenses, and further potential acquisitions due to COVID-19 pandemic and its impact on company’s business model. The Company also plans to improve the cash flow from operations by reducing the cost and improving the net margin for its services.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Three months ended
	June 30,	June 30,
	2020	2019
Cash Provided by (Used in):
Operating activities	$124,994	$112,803
Investing activities	$(2,065)	$(558,958)
Financing activities	$57,417	$548,595

Operating Activities: Net cash provided by operations was $124,994 during the three months ended June 30, 2020, compared to a cash use from operating activities of $112,803 during the same period in fiscal 2019. The increase in the period-to-period change was $12,191 and was primarily attributable deconsolidation of PRAMA business.

Investing Activities: The change in investing activities related to the deconsolidation of PRAMA business. The company have not invested in any property and equipment expenditures to conserve the case due to COVID-19 unknown impacts on the business.

Financing Activities: During the three months ended June 30, 2020, there was $57,417 cash provided by PPP and SBA disaster loan. The comparable period in 2019, company has finance its business operation by issuances or shares and or warrants in the following categories: a). In June 2019, the Company issued 1,571,430 common shares when the warrant holders exercised their warrants and received approximately $15,714 in cash; and b) During the quarter ended June 30, 2019 the Company issued and sold 775,157 units comprising one share and warrant to purchase two share of Company’s common stock; par value $0.0001 pursuant to a private placement. The purchase price per unit was $0.70 resulting in aggregate proceeds of $542,611 to the Company. We currently do not have a senior credit or revolving credit facility and do not expect to obtain one in the foreseeable future.

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

BUSINESS SEGMENTS

The following discussion presents an analysis of operating results of our reportable nosiness segments: eCommerce Aggregator which is only remaining business segment company due to deconsolidation of PRAMA business in Hospitality segment, for the first quarter ended June 30, 2020, compared to the first quarter ended June 30, 2019.

eCOMMERCE AGGREGATOR RESULTS OF OPERATIONS

	Quarter ended June 30,	Quarter ended June 30,
	2020	2019
Net revenues	$43,593	$132,120

Cost of revenues and Other operating expenses	(190,404)	(372,016)

Loss from operations	(146,811)	(239,896)

Other expenses, net	(17,075)	(46,347)

Net loss	$(163,886)	$(286,243)

Segment net loss attributable to TripBorn Inc.	$(163,886)	$(286,243)
Segment net loss attributable to noncontrolling interests	$-	$-

Net Revenues

Net revenues decreased by $88,527 due to covid-19 pandemic restriction and lock-down that includes the closer of Railroad, Airlines and Hotels.

Cost of Revenues and Other Operating Expenses

Cost of revenues and Other operating expenses decreased by $180,612 primarily due to lower sales, operative expenses.

Loss from Operations

Loss from operations decreased by $93, 085, reflecting lower sales, general and administrative expenses.

Other Expenses, net

Other expenses, net decreased by $29,272.

Net Loss

Net loss decreased by $122,357 primarily due to lower sales, general and administrative expenses.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2020. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2020 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, and enhance related supporting technology.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. We will consider the material weakness remediated after the applicable controls operate for a sufficient period, and management has concluded, through testing, that the controls are operating effectively.

Management believes that despite our material weaknesses set forth above, our financial statements for the three-month period ended June 30, 2020, are fairly stated, in all material respects, in accordance with U.S. GAAP. Because of the time needed to implement these steps and test the applicable controls in operation, management does not anticipate that the material weaknesses will be fully remediated by March 31, 2021.

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

None.

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

TRIPBORN, INC.

Date: September 30, 2021	By:	/ S / Deepak Sharma
	Name:	Deepak Sharma
	Title:	President, Chief Executive Officer and Director (Principal Financial and Accounting Officer)

