Form 10-Q
period 2020-12-31
TripBorn, Inc.
filed 2021-10-01
CIK 1498232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-Q

_______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

1

PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

TRIPBORN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2020	2020
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$364,370	$421,909
Accounts receivable, net, and unbilled revenue	36,439	98,960
Due from related parties	-	-
Other current assets	292,228	442,264
Total current assets	693,037	963,133
Non current assets:
Intangible assets, net	14,386	25,000
Property and equipment, net	9.946	10,056
Other noncurrent assets	27.207	26,366
TOTAL ASSETS	$744,576	$1,024,555

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$253,099	$295,700
Local duties and taxes	7,986	21,748
Due to related parties	1,598	1,602
Loans and convertible notes due to related parties	695,000	695,000
Interest payable	713,078	660,040
Salaries and benefits	640,618	616,082
Other current liabilities	172,037	280,395
Loans due within one year with third parties	10,417	-
Total current liabilities	2,493,833	2,570,567

Long term liabilities:
Long term portion of operating lease liabilities	-	-
Long term portion of loans and convertible notes	-	-
Other non-current liabilities	47,000	-
Total current and long-term liabilities	2,540,833	2,570,567
Commitments and contingencies (Note 14)

Preferred stock $.0001 par value	-	-
Authorized shares: 10,000,000, none issued and none outstanding
Common stock $.0001 par value	13,294	13,294
Authorized shares: 200,000,000
Shares issued and outstanding: 132,932,159 and 97,190,435
Additional paid in capital	6,585,331	6,585,331
Accumulated deficit	(8,422,453)	(8,165,386)
Accumulated other comprehensive income	27,569	20,749
TOTAL TRIPBORN, INC STOCKHOLDERS’ EQUITY / (DEFICIT)	(1,796,259)	(1,546,012)
Noncontrolling interest in consolidated entity	-	-
Total equity (deficit)	(1,796,259)	(1,546,012)
TOTAL LIABILITIES AND EQUITY	$744,574	$1,024,555

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

NET REVENUES	$114,988	$2,819,898	$264,115	$6,774,126

COST OF REVENUES AND EXPENSES
Cost of revenue	80,055	2,373,782	173,340	5,854,080
Selling, general and administrative expenses	57,112	745,008	207,965	1,930,225
Legal and consulting expenses	11,746	86,589	97,108	362,276
Depreciation and amortization	4,182	141,287	12,788	412,444
	153,095	3,346,666	491,201	8,559,025
LOSS FROM OPERATIONS	(38,107)	(526,768)	(227,086)	(1,784,899)
Other income, net	17,332	48,031	25,290	111,618
Interest expense	(17,771)	(71,542)	(55,395)	(313,688)
Interest income	-	7,616	124	53,702
Equity in earnings	-	-	-	-
LOSS BEFORE INCOME TAXES	(38,546)	(542,663)	(257,067)	(1,933,267)
Income tax expense	-	-	-	-
NET LOSS	$(38,546)	$(542,663)	$(257,067)	$(1,933,267)

Net loss attributable to noncontrolling interests	$-	$(197,153)	$-	$(771,208)
Net loss attributable to TripBorn, Inc.	$(38,546)	$(345,510)	$(257,067)	$(1,162,059)

NET LOSS PER COMMON SHARE
Basic loss per common share attributable to TripBorn, Inc.	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted loss per common share attributable to TripBorn, Inc.	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic weighted-average number of common shares	132,932,159	119,338,047	132,932,159	119,338,047
Diluted weighted-average number of common shares	132,932,159	119,556,280	132,932,159	120,556,280

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three months ended		Nine months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net loss	$(38,546)	$(542,663)	$(257,067)	$(1,933,267)
Net loss attributable to noncontrolling interests	-	(197,153)	-	(771,208)
Net loss attributable to TripBorn, Inc.	(38,546)	(345,510)	(257,067)	(1,162,059)

Currency translation adjustment	1,377	(45,998)	6,820	(73,901)
Currency translation adjustment attributable to noncontrolling interests	-	(73,548)	-	(68,338)
Currency translation adjustment attributable to TripBorn, Inc	1,377	(27,550)	6,820	(5,563)

Comprehensive loss	(37,169)	(588,661)	(250,247)	(2,007,168)
Comprehensive loss attributable to noncontrolling interests	-	(270,701)	-	(839,546)
Comprehensive loss attributable to TripBorn, Inc.	$(37,169)	$(317,960)	$(250,247)	$(1,167,622)

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

		For the three months ended December 31, 2020
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
		(In $ except for number of common stock)

Balance as of March 31, 2020	132,932,159	$13,294	$6,585,331	$20,749	$(8,165,386)	$(1,546,012)	$-	$(1,546,012)

Other comprehensive income (loss) and exchange differences	-	-	-	6,820	-	6,820	-	6,820
Net loss	-	-	-	-	(257,067)	(257,067)	-	(257,067)
Balance as of December 31, 2020	132,932,159	$13,294	$6,585,331	$27,569	$(8,422,453)	$(1,796,259)	$-	$(1,796,259)

	For the nine months ended December 31, 2019
	Shares	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	TripBorn Inc stockholders’ equity (deficit)	Noncontrolling interest	Total equity / (deficit)
	(In $ except for number of common stock)

Balance as of March 31, 2019	97,190,435	$9,719	$3,227,452	$39,489	$(4,355,630)	$(1,078,970)	$-	$(1,078,970)

Common stock issued on purchase of subsidiary	2,632,653	263	736,880	-	-	737,143	-	737,143
Common stock and warrants issued for cash consideration	2,025,158	203	1,417,408	-	-	1,417,611	-	1,417,611
Common stock issued on exercise of warrants	5,621,746	562	55,655	-	-	56,217	-	56,217
Common stock issued on conversion of debt	25,462,167	2,546	1,147,937	-	-	1,150,483	-	1,150,483
Noncontrolling interests arising on acquisition of subsidiary	-	-	-	-	-	-	2,053,333	2,053,333
Currency translation adjustment	-	-	-	(5,563)	-	(5,563)	(68,338)	(73,901)
Net loss	-	-	-	-	(1,162,059)	(1,162,059)	(771,208)	(1,933,267)
Balance as of December 31, 2019	132,932,159	$13,293	$6,585,332	$33,926	$(5,517,689)	$1,114,862	$1,213,787	$2,328,649

See accompanying notes to consolidated condensed financial statements (unaudited).

TRIPBORN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended December 31
	2020	2019
Cash flows from operating activities
Net loss	$(257,067)	$(1,933,267)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,788	412,444
Stock based compensation	25,723	77,168

Changes in operating assets and liabilities:
Accounts receivable	62,521	(527,802)
Other current assets	124,313	(123,202)
Accounts payable	(42,599)	(297,723)
Other current liabilities	(44,549)	2,322,070)
Other non-current liabilities	-	(586,889
Other non-current assets	-	41,373
Net cash used in operating activities	(118,870)	(369,424)

Cash flows from investing activities
Net cash paid on acquisition of subsidiary	-	(971,910)
Other investments	-	32,506
Purchases of fixed assets	(2,065)	(211,112)
Net cash used in investing activities	(2,065)	(1,150,516)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of warrants	-	1,473,827
Proceeds from PPP loan and SBAD loans	57,417
Change in debt, net	-	(238,309)
Net cash provided by financing activities	57,417	1,235,518

Effect of exchange rate changes on cash	5,979	50,075

Net change in cash	(57,539)	(234,347)
Cash
Beginning of the period	421,909	1,230,012
End of the period	$364,370	$995,665

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest paid	$-	$191,309

See accompanying notes to consolidated condensed financial statements (unaudited).

Notes to Consolidated Financial Statements

December 31, 2020

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

Acquisitions & Deconsolidation of PRAMA

On April 22, 2019, the Company acquired a 51% equity interest in PRAMA for $2,137,143, consisting of $1,400,000 in cash and the issuance of 2,632,653 shares of common stock of the Company valued at $737,143 or approximately $0.28 per share. The acquisition of PRAMA was treated as a business combination under U.S. GAAP during the first quarter of year 2019. In accordance with Share Purchase Agreement that was executed by the Company with PRAMA, the Company was required to contribute approximately USD 1,330,000 equivalent to INR 10,00,00,000/- which was not subscribed by Company due to change in business conditions in India and Company realigning its India and global businesses and their direction and geographies.

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

The Company has incurred net losses from operations since inception. The net loss for the nine-month period ended December 31, 2020, was $257,067 and the accumulated deficit was $8,422,453 as of December 31, 2020. The cash and cash equivalents and the current portion of loans and convertible notes due to third parties were $364,370 and $0, respectively, as of December 31, 2020. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions.

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

The Company has incurred net losses from operations since inception. The net loss for the quarter ended December 31, 2020, was $38,546 and the accumulated deficit was $8,422,453 as of December 31, 2020. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity.

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

The accompanying condensed consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Form 10-K for the year ended March 31, 2020.

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

 Our significant estimates include elements of revenue recognition, the application of fair value estimates for the purchase price allocation on the acquisition of PRAMA, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software and income taxes. The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in an impairment charge. The Company has not recognized an impairment charge for the quarter ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S. and India, which at times may not be covered by, or exceed the coverage limit of the Deposit Insurance and Credit Guarantee Corporation of India. The Company does not believe that this results in significant credit risk. As of December 31, 2020, and March 31, 2020, the cash balance in financial institutions in India was $309,949 and $421,909, respectively.

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

Promotion and Advertising expenses

We incur advertising expense consisting of offline costs, including newspaper and media advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., newspaper, short message service (“SMS”) or email campaign) as incurred each time the advertisement or promotion is performed. The Promotion and Advertising expense was $0 for the quarter ended December 31, 2020.

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

4. CUSTOMER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. There was no significant revenue and receivable concentrations for the three and six months ended December 31, 2020, for the company’s eCommerce Aggregation business. Changes in the relationship with these customers could materially and adversely affect the Company’s financial performance and going concern status.

5. PROPERTY AND EQUIPMENT, NET

Property and Equipment consists of the following as of December 31 and March 31, 2020.

	December 31, 2020	March 31, 2020
Furniture, fixtures and fittings	$35,866	$33,802
Leasehold improvements	-	-
Plant and machinery	-	-
Construction in process	-	-
Total	35,866	33,802
Accumulated depreciation	(25,920)	(23,746)
Fixed assets, net	$9,946	$10,056

Depreciation expense for the three and nine months ended December 31, 2020, was $644 and $2,174, respectively. Depreciation expense for the three and nine months ended December 31, 2019, was $70,371 and $188,505, respectively.

6. INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following as of December 31 and March 31, 2020:

	December 31, 2020	March 31, 2020
Software and software access agreement	$880,770	$880,770
Customer relationships	-	-
Total	880,770	880,770
Accumulated amortization	(866,384)	(855,770)
Intangible assets with definite lives, net	$14,386	$25,000

Amortization expense for the three and nine months ended December 31, 2020, was $3,538 and $10,614 respectively. Amortization expense for the three and nine months ended December 31, 2019, was $70,916 and $223,939 respectively. The Company has no impairment charge for definite lived intangible assets for the above periods.

7. AMOUNTS DUE TO AND FROM RELATED PARTIES

The amounts due to related party balance from the consolidated balance sheet of $1,598 as of December 31, 2020. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

8. LOANS WITH THIRD PARTIES

The Company received a federal Economic Injury Disaster Loan (‘EIDL’) from the SBA in May 2020, of $10,417, which is a grant and qualifies for full forgiveness and in May 2020, of $47,000 which is a loan for a period of 30 years. Interest has been accrued at 3.75% p.a. on the $47,000 of EIDL. The first installment of the loan is due in March 2022.

Interest of $217.66, accrued for the period ended June 30, 2020, is shown under current portion of long-term loan.

Loan payable as on December 31,

Years	Amount
2021	$0
2022	2612
2023	2612
2024	2612
2025	2612
And thereafter	36,552
Total loan payable	47,000

9. LOANS WITH RELATED PARTIES

Loans and borrowings with related parties are discussed below:

	As of
	December 31, 2020	March 31, 2020
Current liabilities:
Convertible note with Takniki Communications, Inc	$695,000	$695,000
	$695,000	$695,000

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

10. INCOME TAX

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

The Company has not issued any shares or warrants during quarter ended December 31, 2020.

	Quarter Ended
	December 31, 2020	December 31, 2019
Basic net loss per share:

Net loss attributable to TripBorn, Inc.	$(38,546)	$(345,510)
Weighted average common shares outstanding	132,932,159	119,338,047
Basic net loss per share attributable to TripBorn Inc. common stockholders	$(0.00)	$(0.01)

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

The Company measures segment performance based on loss from continuing operations. Summarized financial information concerning each of the Company's reportable segments is as follows:

	Three months ended December 31, 2020
	eCommerce Aggregator	Hospitality	Intersegment elimination	Consolidated total
Segment results and total assets
Net revenue	$114,988	$-	$-	$114,988

Cost of revenues	(80,055)	-	-	(80,055)
Operating expenses	(73,040)	-		(73,040)
Loss from operations, before other expense, net	(38,107)	-	$-	(38,107)
Other expense, net	(439)	-	-	(439)
Net loss	$(38,546)	$-	$-	$(38,546)

	Nine months ended December 31, 2020
	eCommerce Aggregator	Hospitality	Intersegment elimination	Consolidated total
Segment results and total assets
Net revenue	$264,115	$-	$-	$264,115

Cost of revenues	(173,340)	-	-	(173,340)
Operating expenses	(317,861)	-		(317,861)
Loss from operations, before other expense, net	(227,086)	-	$-	(227,086)
Other expense, net	(29,981)	-	-	(29,981)
Net loss	$(257,067)	$-	$-	$(257,067)
Total assets	$744,577	$-	$-	$744,577

During the quarter ended December 31, 2020, the Company derived 100% of its revenue from eCommerce Aggregation compared to 92% and 8% of its revenue from its Hospitality and eCommerce Aggregation segments, respectively for the quarter ended December 31, 2019.

16. SUBSEQUENT EVENTS

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

Due to COVID-19 our business is impact to great extent and has material impact on results of the Company for the three- and nine-month periods ended December 31, 2020. Management is assessing and monitoring the potential future impact of the pandemic and expects the impact to be materially adverse to its Indian operations, vendors, customers, lessors and employees’ health, but cannot presently estimate the degree and severity of the adverse impact. Management is in the process of implementing various cost reduction efforts to conserve cash and liquidity, including reducing staffing levels and restructuring of business, but has not reached fixed conclusions.

The Company will require additional capital and may also require additional financing from related or third parties in the event that operations do not generate the expected revenues, or a recurrence of Covid-19 were to cause another suspension of operations. Such additional capital or financing may not be available on favorable terms, or at all. Due to these factors, substantial doubt exists about the Company’s ability to continue as a going concern through December 2022, which is twelve months after the date that the financial statements are issued. If the Company does not obtain sufficient funds when needed, the Company expects it would reduce its operating expenses and defer vendor payments, including closure of certain operations and or disposals of assets. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable. Because, neither receipt of future equity or loan support, nor management’s contingency plans to mitigate the risk and extend cash resources through December 2022, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

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

The e-Commerce aggregator businesses have been materially impacted by the covid-19 pandemic. Future operations are expected to be radically different than the conditions existing as of December 31, 2020.

eCommerce Aggregator operating metrics

In evaluating our eCommerce Aggregator business, we use operating metrics, including gross bookings and revenue margin. Gross bookings are a measure of the total dollar volume of transactions that we process and is used by us to measure our scale and growth. We calculate revenue margin as revenue as a percentage of gross bookings.

	Quarter ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Gross Bookings[1]	$13,674,467	$23,415,924	$29,505,547	$60,895,156
Net revenues	$114,988	$212,524	$264,115	$530,837
Revenue Margin[2]	0.85%	0.9%	0.9%	0.9%

1* Gross bookings represent the total retail value of transactions booked through us, generally including taxes, fees and other charges, and are generally reduced for cancellations and refunds. Gross bookings differ from the Company’s net revenues, which reflect the revenue earned by the Company.

2* Revenue margin is defined as Net revenues as a percentage of gross bookings.

Gross Bookings decreased for the three- and six-month period ended December 31, 2020, compared to the comparable periods in 2019 due to COVID-19 pandemic. Money transfer revenues, where the Company receives a commission on the amount of money transferred, may be associated with travel booked, or independent of travel booked and reflects an increasing component of the total net revenues for the eCommerce Aggregator segment. Money transfer is a volatile and fast changing sector within India and is subject to high levels of volatility and seasonality.

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

Cash Requirements and Our Credit Facility

The Company does not maintain a credit or borrowing facility. The Company has $364,370 of cash and cash equivalents as of December 31, 2020 but its current liabilities of $2,493,833, exceeded its current assets of $744,577 as of December 31, 2020.

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

Cash and cash equivalents totaled $364,370, as of December 31, 2020, a decrease of $57,539 from March 31, 2020, primarily reflecting expenses for the operation losses.

Our ratio of current assets to current liabilities was approximately 0.28 and 0.37, respectively for both December 31, 2020, and March 31, 2020. Our current ratio as of present is substantially different from historical results due to the impact of the covid-19 pandemic.

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

We do not believe a discussion of business segment performance for the three- and nine-month periods ended December 31, 2020, is meaningful given the current economic and operating environment. The historical results are not representative of current or future results as we address the issues raised by covid-19.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three- and nine-month periods as of and ended December 31, 2020, are fairly stated, in all material respects, in accordance with U.S. GAAP. Because of the time needed to implement these steps and test the applicable controls in operation, management does not anticipate that the material weaknesses will be fully remediated by March 31, 2022.

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

